Form 10-Q
period 1998-06-26
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 1998-08-07
CIK 1051830, 1051828

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                  For the quarterly period ended June 26, 1998

                    Merrill Lynch Preferred Capital Trust IV
      (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-08

                 Delaware                                13-7139562
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

           World Financial Center
                North Tower
             New York, New York                             10281
   (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number,
            including area code:                        (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.12% Trust Originated Preferred       New York Stock Exchange
Securities ("TOPrS") (and the
related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                    Merrill Lynch Preferred Funding IV, L.P.
                    (Exact name of Registrant as specified in
                     its certificate of limited partnership)

                         Commission File No.: 1-7182-07

                 Delaware                               13-3982446
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

           World Financial Center
                North Tower
             New York, New York                             10281
   (Address of principal executive offices)               (Zip Code)

      Registrant's telephone number,
            including area code:                        (212) 449-1000

          Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.12% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of June 26, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   JUNE 26, 1998
                                                                   -------------
ASSET

Investment in partnership preferred securities                     $ 412,372,000
                                                                   =============

STOCKHOLDERS' EQUITY

Preferred securities (7.12% Trust Originated Preferred Securities;
   16,000,000 authorized, issued, and outstanding;
   $25 liquidation amount per security)                            $ 400,000,000

Common securities (7.12% Trust Common Securities;
    494,880 authorized, issued, and outstanding;
    $25 liquidation amount per security)                              12,372,000
                                                                   -------------
Total stockholders' equity                                         $ 412,372,000
                                                                   =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                   JUNE 19, 1998
                                                                TO JUNE 26, 1998
                                                                ----------------
EARNINGS:

Income on partnership preferred securities                             $      --
                                                                       =========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                   JUNE 19, 1998
                                                                TO JUNE 26, 1998
                                                                ----------------

PREFERRED SECURITIES

Balance, beginning of period                                     $          --

Issuance of preferred securities                                   400,000,000
                                                                 -------------
Balance, end of period                                             400,000,000
                                                                 -------------

COMMON SECURITIES

Balance, beginning of period                                                --

Issuance of common securities                                       12,372,000
                                                                 -------------
Balance, end of period                                              12,372,000
                                                                 -------------

Total Stockholders' Equity                                       $ 412,372,000
                                                                 =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                                  JUNE 19, 1998
                                                               TO JUNE 26, 1998
                                                               ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of partnership preferred securities                    (412,372,000)
                                                               ----------------
      Cash used for investing activities                           (412,372,000)
                                                               ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of preferred securities                   400,000,000

   Proceeds from issuance of common securities                       12,372,000
                                                               ----------------
      Cash provided by financing activities                         412,372,000
                                                               ----------------
NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                               ----------------
CASH, END OF PERIOD                                            $             --
                                                               ================

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------

1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Capital Trust IV (the "Trust") is a statutory business trust formed on December 19, 1997 under the laws of the State of Delaware for the exclusive purposes of (i) issuing the Trust Originated Preferred Securities (the "Trust Preferred Securities") and the Trust Common Securities (together with the Trust Preferred Securities, the "Trust Securities") representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Partnership Preferred Securities (the "Partnership Preferred Securities") representing the limited partnership interests of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") with the proceeds from the sale of the Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in the Declaration of Trust under which it was formed.

Merrill Lynch & Co., Inc. (the "Company") has paid compensation to the underwriters of the offering of the Trust Preferred Securities. The Company also has agreed to pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and be responsible for all debts and other obligations of the Trust (other than with respect to the Trust Securities). The Company has agreed to indemnify the trustees and certain other persons.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

INVESTMENT
The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of June 26, 1998, the carrying value of the investment approximates its fair value. Income on the Partnership Preferred Securities is accrued when earned (see note 5).

INCOME TAXES
The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------

3. INVESTMENT IN PARTNERSHIP PREFERRED SECURITIES

The Trust holds 16,494,880 7.12% Partnership Preferred Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Partnership Preferred Securities, which are redeemable on or after June 30, 2008 at the option of the Partnership, correspond to the distribution payment dates and redemption provisions of the Trust Preferred Securities. Upon any redemption of the Partnership Preferred Securities, the Trust Preferred Securities will be redeemed. The Company has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available.


4. STOCKHOLDERS' EQUITY

TRUST PREFERRED SECURITIES
The Trust issued 16,000,000 7.12% Trust Preferred Securities, $25 liquidation amount per security, in a public offering on June 19, 1998. The Trust Preferred Securities are redeemable on or after June 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities. The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank pari passu with the most senior preferred stock of the Company.

TRUST COMMON SECURITIES
The Trust issued 494,880 7.12% Trust Common Securities, $25 liquidation amount per security, to the Company on June 19, 1998. The Trust Common Securities are redeemable on or after June 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.


5. DISTRIBUTIONS

The first income distribution to the holders of Trust Securities and Partnership Preferred Securities is not scheduled until September 30, 1998. As a result, the Trust did not accrue income on its investment in Partnership Preferred Securities, nor did it accrue distributions on the Trust Securities at June 26, 1998.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                                JUNE 26, 1998
                                                                -------------
ASSETS

Investments:

   Affiliate debentures                                         $ 480,292,000
   U.S. Treasury bills                                              4,852,000
                                                                -------------
   Total investments                                              485,144,000

Interest receivable                                                 1,044,902
                                                                -------------
Total assets                                                    $ 486,188,902
                                                                =============


PARTNERS' CAPITAL

Limited partnership interest                                    $ 413,269,138
General partnership interest                                       72,919,764
                                                                -------------
Total partners' capital                                         $ 486,188,902
                                                                =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENT OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                   JUNE 19, 1998
                                                                TO JUNE 26, 1998
                                                                ----------------
EARNINGS

Interest income on affiliate debentures                              $ 1,044,902
                                                                     ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                   JUNE 19, 1998
                                                                TO JUNE 26, 1998
                                                                ----------------
LIMITED PARTNER'S CAPITAL

Issuance of preferred securities                                   $ 412,372,000

Net income allocated to limited partner                                  897,138
                                                                   -------------
Balance, end of period                                               413,269,138
                                                                   -------------

GENERAL PARTNER'S CAPITAL

Capital contribution                                                  72,772,000

Net income allocated to general partner                                  147,764
                                                                   -------------
Balance, end of period                                                72,919,764
                                                                   -------------

TOTAL PARTNERS' CAPITAL                                            $ 486,188,902
                                                                   =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                                  JUNE 19, 1998
                                                               TO JUNE 26, 1998
                                                               ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                                      $    1,044,902

   Increase in interest receivable                                   (1,044,902)
                                                                 --------------
      Cash provided by operating activities                                  --
                                                                 --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of affiliate debentures                                (480,292,000)

   Purchase of investment securities                                 (4,852,000)
                                                                 --------------
      Cash used for investing activities                           (485,144,000)
                                                                 --------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from the issuance of preferred securities               412,372,000

   Capital contribution - general partner                            72,772,000
                                                                 --------------
      Cash provided by financing activities                         485,144,000
                                                                 --------------

NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                 --------------
CASH, END OF PERIOD                                              $           --
                                                                 ==============
See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------

1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 19, 1997 for the exclusive purposes of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly-owned subsidiaries of the Company (the "Affiliate Investment Instruments") with the proceeds from the sale of Partnership Preferred Securities (the "Partnership Preferred Securities") to Merrill Lynch Preferred Capital Trust IV (the "Trust") and a capital contribution from the Company in exchange for the general partnership interest in the Partnership.

The Company serves as the sole general partner of the Partnership. The Company, in its capacity as General Partner of the Partnership, has agreed to pay all fees and expenses related to the organization and operations of the Partnership (including any taxes, duties, assessments or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The General Partner has agreed to indemnify certain officers and agents of the Partnership.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
The financial statements are presented in accordance with generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

INVESTMENTS
The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills are classified as available-for-sale and recorded at accreted cost. As of June 26, 1998, the carrying values of these investments approximate their fair values.

INCOME TAXES
The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 26, 1998
--------------------------------------------------------------------------------

3. INVESTMENT IN AFFILIATE DEBENTURES

The Partnership holds debentures of the Company and a wholly-owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 7.12% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after June 30, 2008, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.

4. PARTNERS' CAPITAL

The Partnership issued 16,494,880 7.12% Partnership Preferred Securities, $25 liquidation preference per security, to the Trust on June 19, 1998. Distributions on the Partnership Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when declared by the general partner. The Partnership Preferred Securities are redeemable on or after June 30, 2008 at the option of the Partnership, at a redemption price equal to $25 per security. Except as provided in the Limited Partnership Agreement and Partnership Preferred Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Partnership Preferred Securities have no voting rights.

The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available. This guarantee is subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock of the Company.

5. DISTRIBUTION

The first distribution on Partnership Preferred Securities is not scheduled until September 30, 1998. Accordingly, the Partnership did not accrue a distribution on the Partnership Preferred Securities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Merrill Lynch Preferred Capital Trust IV (the "Trust") is a statutory business trust formed under the Delaware Business Trust Act, as amended, pursuant to a declaration of trust and the filing of a certificate of trust with the Secretary of State on December 19, 1997, which was subsequently amended by an amended and restated declaration of trust dated as of June 16, 1998. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7.12% Trust Originated Preferred Securities (the "TOPrS") and trust common securities (the "Trust Common Securities"), representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7.12% Partnership Preferred Securities (the "Partnership Preferred Securities") issued by Merrill Lynch Preferred Funding IV, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

      The Partnership is a limited partnership formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State on December 19, 1997, which was subsequently amended by an amended and restated agreement of limited partnership dated June 19, 1998. Merrill Lynch & Co., Inc. (the "Company") is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,
(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly owned subsidiaries of the Company (the "Affiliate Investment Instruments") and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

      The Registrants' activities are limited to issuing securities and investing the proceeds as described above. Since the Trust was organized on December 19, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on December 19, 1997, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

      On June 19, 1998, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from the Company in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      The Registrants know of no material legal proceedings involving the Trust, the Partnership, or the assets of either of them.

Item 2. Changes in Securities

      Not applicable.

Item 3. Defaults upon Senior Securities

      Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

            4.1   Certificate of Trust, dated December 19, 1997, of the Trust

            4.2 Form of Amended and Restated Declaration of Trust, dated as of June 16, 1998, of the Trust (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 (File No. 333-42859) (the "Registration Statement"))

            4.3 Certificate of Limited Partnership, dated as of December 19, 1997, of the Partnership

            4.4 Form of Amended and Restated Agreement of Limited Partnership of the Partnership, dated June 19, 1998 (incorporated by reference to Exhibit 4.4 to the Registration Statement)

            4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

            4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

            4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

            4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

            4.9 Form of Trust Preferred Security (included in Exhibit 4.2 above)

            4.10  Form of Partnership Preferred Security (included in Exhibit
                  4.4 above)

            4.11  Form of Subordinated Debenture (incorporated by reference to
                  Exhibit 4.11 to the Registration Statement)

            12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

            27    Financial Data Schedules*

----------
      *The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

(b)   Reports on Form 8-K

      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 7th day of August, 1998.

                                     MERRILL LYNCH PREFERRED CAPITAL TRUST IV*


                                     By:     /s/ THERESA LANG
                                             -----------------------------------
                                     Name:   Theresa Lang
                                     Title:  Regular Trustee


                                     By:     /s/ STANLEY SCHAEFER
                                             -----------------------------------
                                     Name:   Stanley Schaefer
                                     Title:  Regular Trustee


                                     MERRILL LYNCH PREFERRED FUNDING IV, L.P.*

                                     By:  MERRILL LYNCH & CO., INC., as General
                                          Partner


                                     By:     /s/ THERESA LANG
                                             -----------------------------------
                                     Name:   Theresa Lang
                                     Title:  Senior Vice President and Treasurer

----------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

                                INDEX TO EXHIBITS

Exhibits

4.1   Certificate of Trust, dated December 19, 1997, of the Trust.

4.3 Certificate of Limited Partnership, dated as of December 19, 1997, of the Partnership.

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27    Financial Data Schedules