Form 10-Q
period 1998-09-25
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 1998-10-30
CIK 1051830, 1051828

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

                For the quarterly period ended September 25, 1998

                    Merrill Lynch Preferred Capital Trust IV
      (Exact name of Registrant as specified in its certificate of trust)

                         Commission File No.: 1-7182-08

           Delaware                                     13-7139562
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

     World Financial Center
          North Tower
       New York, New York                                  10281
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:     (212) 449-1000

           Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.12% Trust Originated                 New York Stock Exchange
Preferred Securities ("TOPrS")
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

                    Merrill Lynch Preferred Funding IV, L.P.
                  (Exact name of Registrant as specified in its
                      certificate of limited partnership)

                         Commission File No.: 1-7182-07

           Delaware                                     13-3982446
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

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
7.12% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of September 25, 1998, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                              SEPTEMBER 25, 1998
                                                              ------------------
ASSET

Investment in partnership preferred securities                      $412,372,000

Income receivable                                                      8,237,543
                                                                    ------------
Total Assets                                                        $420,609,543
                                                                    ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                               $  8,237,543
                                                                    ------------
Stockholders' equity:

  Preferred securities (7.12% Trust Originated Preferred
    Securities; 16,000,000 authorized, issued, and
    outstanding; $25 liquidation amount per security)                400,000,000

  Common securities (7.12% Trust Common Securities;
    494,880 authorized, issued, and outstanding;
    $25 liquidation amount per security)                              12,372,000
                                                                    ------------
  Total stockholders' equity                                         412,372,000
                                                                    ------------

  Total Liability and Stockholders' Equity                          $420,609,543
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                             FOR THE THREE        FOR THE PERIOD
                                              MONTHS ENDED      JUNE 19, 1998 TO
                                        SEPTEMBER 25, 1998    SEPTEMBER 25, 1998
                                        ------------------    ------------------
EARNINGS:

Income on partnership preferred securities      $8,237,543            $8,237,543
                                                ==========            ==========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JUNE 19, 1998 TO
                                                             SEPTEMBER 25, 1998
                                                             ------------------
PREFERRED SECURITIES

Balance, beginning of period                                      $          --
Issuance of preferred securities                                    400,000,000
                                                                  -------------
Balance, end of period                                              400,000,000
                                                                  -------------

COMMON SECURITIES

Balance, beginning of period                                                 --
Issuance of common securities                                        12,372,000
                                                                  -------------
Balance, end of period                                               12,372,000
                                                                  -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                 --
Earnings                                                              8,237,543
Distributions payable                                                (8,237,543)
                                                                  -------------
Balance, end of period                                                       --
                                                                  -------------

Total Stockholders' Equity                                        $ 412,372,000
                                                                  =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JUNE 19, 1998 TO
                                                             SEPTEMBER 25, 1998
                                                             ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                                        $   8,237,543

  Increase in income receivable                                      (8,237,543)
                                                                  -------------
    Cash provided by operating activities                                    --
                                                                  -------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of partnership preferred securities                     (412,372,000)
                                                                  -------------
    Cash used for investing activities                             (412,372,000)
                                                                  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from issuance of preferred securities                    400,000,000

  Proceeds from issuance of common securities                        12,372,000
                                                                  -------------

    Cash provided by financing activities                           412,372,000
                                                                  -------------

NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                  -------------
CASH, END OF PERIOD                                               $          --
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH
Preferred and common distributions of 7,990,400 and 247,143, respectively, were accrued at September 25, 1998.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------

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

INVESTMENT

The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of September 25, 1998, the carrying value of the investment approximates its fair value.

INCOME TAXES

The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------

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

4. STOCKHOLDERS' EQUITY

TRUST PREFERRED SECURITIES

The Trust issued 16,000,000 7.12% Trust Preferred Securities, $25 liquidation amount per security, in a public offering on June 19, 1998. The Trust Preferred Securities are redeemable on or after June 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security. Distributions on the Trust Preferred Securities are cumulative from the date of original issue and are payable quarterly if, as, and when the Trust has funds available for payment. Holders of the Trust Preferred Securities have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of, trustees, which voting rights are vested exclusively in the holder of the Trust Common Securities. Under certain circumstances, the Trust Preferred Securities have preferential rights to payment relative to the Trust Common Securities. The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and ranks pari passu with the most senior preferred stock of the Company.

TRUST COMMON SECURITIES

The Trust issued 494,880 7.12% Trust Common Securities, $25 liquidation amount per security, to the Company on June 19, 1998. The Trust Common Securities are redeemable on or after June 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEET (UNAUDITED)
--------------------------------------------------------------------------------

                                                              SEPTEMBER 25, 1998
                                                              ------------------
ASSETS

Investments:
  Affiliate debentures                                              $480,292,000
  U.S. Treasury bills                                                  4,918,601
                                                                    ------------
  Total investments                                                  485,210,601

Interest receivable                                                    9,594,100
                                                                    ------------

Total Assets                                                        $494,804,701
                                                                    ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                               $  9,594,100
                                                                    ------------

Partners' capital:
  Limited partnership interest                                       412,372,000
  General partnership interest                                        72,838,601
                                                                    ------------
  Total partners' capital                                            485,210,601
                                                                    ------------

Total Liability and Partners' Capital                               $494,804,701
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS (UNAUDITED)
--------------------------------------------------------------------------------

                                          FOR THE THREE          FOR THE PERIOD
                                           MONTHS ENDED        JUNE 19, 1998 TO
                                     SEPTEMBER 25, 1998      SEPTEMBER 25, 1998
                                     ------------------      ------------------
EARNINGS

Interest income:
  Affiliate debentures                       $8,549,198              $9,594,100
  U.S. Treasury bills                            66,601                  66,601
                                             ----------               ---------

Earnings                                     $8,615,799              $9,660,701
                                             ==========              ==========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JUNE 19, 1998 TO
                                                             SEPTEMBER 25, 1998
                                                             ------------------
LIMITED PARTNER'S CAPITAL

Issuance of preferred securities                                  $ 412,372,000

Net income allocated to limited partner                               8,237,543

Distribution payable                                                 (8,237,543)
                                                                  -------------
Balance, end of period                                              412,372,000
                                                                  -------------

GENERAL PARTNER'S CAPITAL

Capital contribution                                                 72,772,000

Net income allocated to general partner                               1,423,158

Distribution payable                                                 (1,356,557)
                                                                  -------------
Balance, end of period                                               72,838,601
                                                                  -------------

TOTAL PARTNERS' CAPITAL                                           $ 485,210,601
                                                                  =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENT OF CASH FLOWS (UNAUDITED)

--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JUNE 19, 1998 TO
                                                             SEPTEMBER 25, 1998
                                                             ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Earnings                                                        $   9,660,701

  Accretion of U.S. Treasury bills                                      (66,601)

  Increase in interest receivable                                    (9,594,100)
                                                                  -------------
    Cash provided by operating activities                                    --
                                                                  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

  Purchase of affiliate debentures                                 (480,292,000)

  Purchase of investment securities                                  (4,852,000)
                                                                  -------------
    Cash used for investing activities                             (485,144,000)
                                                                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from the issuance of preferred securities                412,372,000

  Capital contribution - general partner                             72,772,000
                                                                  -------------
    Cash provided by financing activities                           485,144,000

NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                  -------------

CASH, END OF PERIOD                                               $          --
                                                                  =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------

1. ORGANIZATION AND PURPOSE

Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 19, 1997 for the exclusive purposes of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly-owned subsidiaries of the Company (the "Affiliate Investment Instruments") with the proceeds from the sale of Partnership Preferred Securities (the "Partnership Preferred Securities") to Merrill Lynch Preferred Capital Trust IV (the "Trust") and a capital contribution from the Company in exchange for the general partnership interest in the Partnership (collectively, the "Partnership Proceeds").

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

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills are classified as available-for-sale and recorded at accreted cost. As of September 25, 1998, the carrying values of these investments approximate their fair values.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 25, 1998
--------------------------------------------------------------------------------

2. INVESTMENT IN AFFILIATE DEBENTURES

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

                          PART II -- OTHER INFORMATION

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

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      4.1 Certificate of Trust, dated December 19, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-08))

      4.2 Form of Amended and Restated Declaration of Trust, dated as of June 16, 1998, of the Trust (incorporated by reference to Exhibit 4.2 to Registration Statement on Form S-3 (File No. 333-42859) (the "Registration Statement"))

      4.3 Certificate of Limited Partnership, dated as of December 19, 1997, of the Partnership (incorporated by reference to Exhibit 4.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-07))

      4.4 Form of Amended and Restated Agreement of Limited Partnership of the Partnership, dated June 19, 1998 (incorporated by reference to
            Exhibit 4.4 to the Registration Statement)

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

(b)   Reports on Form 8-K

      None.

----------
*The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 30th day of October, 1998.

                                    MERRILL LYNCH PREFERRED CAPITAL TRUST IV*

                                    By: /s/ THERESA LANG
                                        ----------------------------------
                                        Name: Theresa Lang
                                        Title: Regular Trustee

                                    By: /s/ STANLEY SCHAEFER
                                        ----------------------------------
                                        Name: Stanley Schaefer
                                        Title: Regular Trustee


                                    MERRILL LYNCH PREFERRED FUNDING IV, L.P.*

                                    By: MERRILL LYNCH & CO., INC., as General
                                        Partner

                                    By: /s/ THERESA LANG
                                        ----------------------------------
                                        Name: Theresa Lang
                                        Title: Senior Vice President
                                               and Treasurer

-------------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrant. The Trustees of the Registrant (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Registrant.

                              INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27    Financial Data Schedules