Form 10-K405
period 1998-12-25
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 1999-03-25
CIK 1051830, 1051828

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------

                   For the fiscal year ended December 25, 1998

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
7.12% Partnership Preferred            New York Stock Exchange
Securities
(and the related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

As of March 23, 1999, no voting stock was held by non-affiliates of the Registrants.

                      Documents Incorporated By Reference:

Prospectus, dated June 16, 1998, filed pursuant to Rule 424(b) in connection with Registration Statement on Form S-3 (No. 333-44173) filed by the Registrants and Merrill Lynch & Co., Inc. -- Incorporated by reference in Part I
================================================================================

                                     PART I

ITEM 1. Business

      Merrill Lynch Preferred Capital Trust IV

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

      Merrill Lynch Preferred Funding IV, L.P.

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

      The information set forth under the headings "Merrill Lynch Preferred Capital Trust IV", "Merrill Lynch Preferred Funding IV, L.P.", "Description of the Trust Preferred Securities", "Description of the Trust Guarantee", "Description of the Partnership Preferred Securities", "Description of the Partnership Guarantee", and "Use of Proceeds" in the Prospectus dated June 16, 1998 of the Trust and the Partnership is incorporated by reference herein.

ITEM 2. Properties

      Not Applicable.

ITEM 3. Legal Proceedings

      The Registrants know of no material legal proceedings involving the Trust, the Partnership or the assets of either of them.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matter was submitted to a vote of holders of any securities of the Trust or the Partnership during the fiscal year covered by this report.

                                     PART II

ITEM 5. Market for Registrants' Common Equity and Related Stockholder Matters

      (a) There is no established public market for the Trust Common Securities or the general partnership interest in the Partnership.

      (b) All of the Trust Common Securities and the entire general partnership interest in the Partnership are owned of record and beneficially by the Company.

      (c) The Company, as holder of the Trust Common Securities, is entitled to receive cumulative cash distributions accumulating from June 19, 1998 and payable quarterly in arrears on each March 30, June 30, September 30 and December 30, commencing September 30, 1998, at an annual rate of 7.12% of the liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 7.12%. The certificate of limited partnership of the Partnership does not require any regular periodic distributions to be made to the general partner; however, to the extent that aggregate payments to the Partnership on the Affiliate Investment Instruments and on certain eligible debt securities exceed distributions accumulated or payable with respect to the Partnership Preferred Securities, the Partnership may at times have excess funds which shall be allocated to and may, in the general partner's sole discretion, be distributed to the general partner.

ITEM 6. Selected Financial Data

      The Registrant's activities are limited to issuing securities and investing the proceeds as described in ITEM 1. -- Business, above. Accordingly, the financial statements included herein in response to ITEM 8. -- Financial Statements and Supplementary Data are incorporated by reference in response to this item.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The Registrant's activities are limited to issuing securities and investing the proceeds as described in ITEM 1. -- Business above. Since the Trust was organized on December 19, 1997, its activities, as specified in its declaration of trust, have been limited to the issuance of the TOPrS and the Trust Common Securities, the investing of the proceeds in the Partnership Preferred Securities, and the payment of distributions on the TOPrS and the Trust Common Securities in accordance with their terms. Since the Partnership was organized on December 19, 1997, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Partnership Preferred Securities, the receipt of a capital contribution from the Company, as general partner, the investment of the proceeds in Affiliate Investment Instruments and certain eligible debt securities, and the payment of distributions on the Partnership Preferred Securities.

      As the millennium approaches, Merrill Lynch has undertaken initiatives to address the Year 2000 problem (the "Y2K problem"). The Y2K problem is the result of a widespread programming technique that causes computer systems to identify a date based on the last two numbers of a year, with the assumption that the first two numbers of the year are "19". As a result, the year 2000 would be stored as "00," causing computers to incorrectly interpret the year as 1900. Left uncorrected, the Y2K problem may cause information technology systems (e.g., computer databases) and non-information technology systems (e.g., elevators) to produce incorrect data or cease operating completely. The Trust and the Partnership have no independent operations and are dependent upon Merrill Lynch. The Y2K problem, and the steps Merrill Lynch has taken to address this problem, are more fully discussed in the Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the fiscal year ended December 25, 1998 filed with the Securities and Exchange Commission.

ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk

      On June 19, 1998, the Trust invested the gross proceeds from the sale of the Trust Common Securities and the TOPrS in the Partnership Preferred Securities (the "Trust Assets"). The Partnership, in turn, invested the proceeds from the sale of the Partnership Preferred Securities and a capital contribution from ML & Co. in certain Affiliate Investment Instruments and eligible securities (the "Partnership Assets"). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership may declare distributions to the Trust, as holder of the Partnership Preferred Securities. The Trust's ability to pay distributions to the holders of the TOPrS is dependent on its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the TOPrS.

ITEM 8. Financial Statements and Supplementary Data

      In response to this ITEM 8, the financial statements and notes thereto and the independent auditors' reports set forth on pages F-1 through F-15 are incorporated by reference herein.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

      None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The Trustees of the Trust are as follows:

            Regular Trustees:       Theresa Lang
                                    Stanley Schaefer

            Property Trustee:       The Chase Manhattan Bank

            Delaware Trustee:       Chase Manhattan Bank Delaware

      Theresa Lang is Senior Vice President and Treasurer of the Company. Stanley Schaefer is the Company's Director of Corporate Taxation. Each of them has served in that or another capacity with the Company for the last five years.

      Each Trustee has served since the Trust was organized on December 19, 1997. The Trustees serve at the pleasure of the Company, as the holder of the Trust Common Securities.

      The Partnership has no directors or executive officers.

ITEM 11. Executive Compensation

      Neither the Trust nor the Partnership has any executive officers. No employee of the Company receives any compensation for serving as a Regular Trustee or acting in any capacity for the Trust or the Partnership separate from his or her compensation as an employee of the Company.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      The information in ITEM 1. -- Business and ITEM 5. -- Market for Registrants' Common Equity and Related Stockholder Matters with respect to ownership of the Trust Common Securities is incorporated by reference in response to this item.

ITEM 13. Certain Relationships and Related Transactions

      None.

                                     PART IV

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Documents filed as part of this Report:

      1. Financial Statements

            The contents of the financial statements are listed on page F-1 hereof, and the financial statements and accompanying independent auditors' reports appear on pages F-2 through F-15.

      2. Financial Statement Schedules

      None.

      3. Exhibits

            Certain of the following exhibits were previously filed as exhibits to other reports or registration statements filed by the Registrants and are incorporated herein by reference to such reports or registration statements as indicated parenthetically below by the appropriate report reference date or registration statement number.

      4.1 Certificate of Trust dated December 19, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-08))

      4.2 Amended and Restated Declaration of Trust of the Trust, dated as of June 16, 1998 (incorporated by reference to Exhibit 4.2 to Registration Statement of Form S-3 (File No. 333-42859) (the "Registration Statement"))

      4.3 Certificate of Limited Partnership, dated as of December 19, 1997, of the Partnership (incorporated by reference to Exhibit 4.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-07))

      4.4 Amended and Restated Agreement of Limited Partnership of the Partnership, dated June 19, 1998 (incorporated by reference to
            Exhibit 4.4 to the Registration Statement)

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

      4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above)

      4.11  Form of Subordinated Debenture (incorporated by reference to Exhibit
            4.11 to the Registration Statement)

      12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      23*   Consent of Deloitte & Touche LLP

      24*   Powers of Attorney

      27* Financial Data Schedules. The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.

(b) Reports on Form 8-K

      None.

---------------

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                        PAGE
--------------------                                                        ----

MERRILL LYNCH PREFERRED CAPITAL TRUST IV

      Balance Sheet, December 25, 1998                                      F-2

      Statement of Earnings, For the Period June 19, 1998 to
          December 25, 1998                                                 F-3

      Statement of Changes in Stockholders' Equity, For the Period
          June 19, 1998 to December 25, 1998                                F-4

      Statement of Cash Flows, For the Period June 19, 1998 to
          December 25, 1998                                                 F-5

      Notes to Financial Statements                                         F-6

      Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING IV, L.P.

      Balance Sheet, December 25, 1998                                      F-9

      Statement of Earnings, For the Period June 19, 1998 to
          December 25, 1998                                                 F-10

      Statement of Changes in Partners' Capital, For the Period
          June 19, 1998 to December 25, 1998                                F-11

      Statement of Cash Flows, For the Period June 19, 1998 to
          December 25, 1998                                                 F-12

      Notes to Financial Statements                                         F-13

      Independent Auditors' Report                                          F-15

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEET
--------------------------------------------------------------------------------

                                                               DECEMBER 25, 1998
                                                               -----------------

ASSETS

Investment in partnership preferred securities                      $412,372,000

Income receivable                                                      7,340,222
                                                                    ------------

Total Assets                                                        $419,712,222
                                                                    ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                               $  7,340,222
                                                                    ------------
Stockholders' equity:

   Preferred securities (7.12% Trust Originated Preferred
      Securities; 16,000,000 authorized, issued, and
      outstanding; $25 liquidation amount per security)              400,000,000

   Common securities (7.12% Trust Common Securities;
      494,880 authorized, issued, and outstanding;
      $25 liquidation amount per security)                            12,372,000
                                                                    ------------

   Total stockholders' equity                                        412,372,000
                                                                    ------------

   Total Liability and Stockholders' Equity                         $419,712,222
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF EARNINGS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                JUNE 19, 1998 TO
                                                               DECEMBER 25, 1998
                                                               -----------------

EARNINGS

Income on partnership preferred securities                           $15,577,765
                                                                     ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JUNE 19, 1998 TO
                                                              DECEMBER 25, 1998
                                                              -----------------

PREFERRED SECURITIES

Balance, beginning of period                                      $          --

Issuance of preferred securities                                    400,000,000
                                                                  -------------

Balance, end of period                                              400,000,000
                                                                  -------------

COMMON SECURITIES

Balance, beginning of period                                                 --

Issuance of common securities                                        12,372,000
                                                                  -------------

Balance, end of period                                               12,372,000
                                                                  -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                 --

Earnings                                                             15,577,765

Distributions                                                        (8,237,543)

Distributions payable                                                (7,340,222)
                                                                  -------------

Balance, end of period                                                       --
                                                                  -------------

Total Stockholders' Equity                                        $ 412,372,000
                                                                  =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JUNE 19, 1998 TO
                                                              DECEMBER 25, 1998
                                                              -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                                       $  15,577,765

   Increase in income receivable                                     (7,340,222)
                                                                  -------------

      Cash provided by operating activities                           8,237,543
                                                                  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of partnership preferred securities                    (412,372,000)
                                                                  -------------

      Cash used for investing activities                           (412,372,000)
                                                                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                                                     (8,237,543)

   Proceeds from issuance of preferred securities                   400,000,000

   Proceeds from issuance of common securities                       12,372,000
                                                                  -------------

      Cash provided by financing activities                         404,134,457
                                                                  -------------

NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                  -------------

CASH, END OF PERIOD                                               $          --
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH

Preferred and common distributions of $7,120,000 and $220,222 respectively, were accrued at December 25, 1998.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 25, 1998
--------------------------------------------------------------------------------

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

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The financial statements are presented in accordance with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

      INVESTMENT

      The investment in Partnership Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of year end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.

      INCOME TAXES

      The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders.

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
DECEMBER 25, 1998
--------------------------------------------------------------------------------

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

      The Company has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Trust Preferred Securities to the extent that the Trust has funds legally available. This guarantee and the partnership distribution guarantee are subordinated to all other liabilities of the Company and rank equally with the most senior preferred stock of the Company.

      TRUST COMMON SECURITIES

      The Trust issued 494,880 7.12% Trust Common Securities, $25 liquidation amount per security, to the Company on June 19, 1998. The Trust Common Securities are redeemable on or after June 30, 2008 at the option of the Trust, in whole or in part, at a redemption price equal to $25 per security.

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust IV

We have audited the accompanying balance sheet of Merrill Lynch Preferred Capital Trust IV (the "Trust") as of December 25, 1998 and the related statements of earnings, changes in stockholders' equity and cash flows for the period June 19, 1998 to December 25, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 25, 1998 and the results of its operations and its cash flows for the period June 19, 1998 to December 25, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 23, 1999

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEET
--------------------------------------------------------------------------------

                                                               DECEMBER 25, 1998
                                                               -----------------

ASSETS

Investments:

   Affiliate debentures                                             $480,292,000

   U.S. Treasury bills                                                 4,982,565
                                                                    ------------
   Total investments                                                 485,274,565

Interest receivable                                                    8,549,198
                                                                    ------------

Total Assets                                                        $493,823,763
                                                                    ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                               $  8,549,198
                                                                    ------------

Partners' capital:

   Limited partnership interest                                      412,372,000

   General partnership interest                                       72,902,565
                                                                    ------------

   Total partners' capital                                           485,274,565
                                                                    ------------

Total Liability and Partners' Capital                               $493,823,763
                                                                    ============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENT OF EARNINGS
--------------------------------------------------------------------------------

                                                                  FOR THE PERIOD
                                                                JUNE 19, 1998 TO
                                                               DECEMBER 25, 1998
                                                               -----------------

EARNINGS

Interest income:

   Affiliate debentures                                              $18,143,298

   U.S. Treasury bills                                                   130,565
                                                                     -----------

Earnings                                                             $18,273,863
                                                                     ===========

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JUNE 19, 1998 TO
                                                              DECEMBER 25, 1998
                                                              -----------------

LIMITED PARTNER'S CAPITAL

Issuance of preferred securities                                  $ 412,372,000

Net income allocated to limited partner                              15,577,765

Distributions                                                        (8,237,543)

Distribution payable                                                 (7,340,222)
                                                                  -------------

Balance, end of period                                              412,372,000
                                                                  -------------

GENERAL PARTNER'S CAPITAL

Capital contribution                                                 72,772,000

Net income allocated to general partner                               2,696,098

Distributions                                                        (1,356,557)

Distribution payable                                                 (1,208,976)
                                                                  -------------

Balance, end of period                                               72,902,565
                                                                  -------------

TOTAL PARTNERS' CAPITAL                                           $ 485,274,565
                                                                  =============

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENT OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                 FOR THE PERIOD
                                                               JUNE 19, 1998 TO
                                                              DECEMBER 25, 1998
                                                              -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                                       $  18,273,863

   Accretion of U.S. Treasury bills                                    (130,565)

   Increase in interest receivable                                   (8,549,198)
                                                                  -------------

      Cash provided by operating activities                           9,594,100
                                                                  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of affiliate debentures                                (480,292,000)

   Purchase of investment securities                                 (4,852,000)
                                                                  -------------

      Cash used for investing activities                           (485,144,000)
                                                                  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                                  (8,237,543)

   Distributions to general partner                                  (1,356,557)

   Proceeds from the issuance of preferred securities               412,372,000

   Capital contribution - general partner                            72,772,000
                                                                  -------------

      Cash provided by financing activities                         475,549,900
                                                                  -------------

NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                  -------------

CASH, END OF PERIOD                                               $          --
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Distributions of $8,549,198 were accrued at December 25, 1998.

See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 25, 1998
--------------------------------------------------------------------------------

1.    ORGANIZATION AND PURPOSE

      Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on December 19, 1997 for the exclusive purposes of purchasing certain eligible debt instruments of Merrill Lynch & Co., Inc. (the "Company") and wholly owned subsidiaries of the Company with the proceeds from the sale of Partnership Preferred Securities (the "Partnership Preferred Securities") to Merrill Lynch Preferred Capital Trust IV (the "Trust") and a capital contribution from the Company in exchange for the general partnership interest in the Partnership (collectively, the "Partnership Proceeds").

      The Company serves as the sole general partner of the Partnership. The Company, in its capacity as General Partner of the Partnership, has agreed to pay all fees and expenses related to the organization and operations of the Partnership (including any taxes, duties, assessments or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and be responsible for all debts and other obligations of the Partnership (other than with respect to the Partnership Preferred Securities). The Company has agreed to indemnify certain officers and agents of the Partnership.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The financial statements are presented in accordance with U.S. generally accepted accounting principles, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. Actual results could differ from those estimates.

      INVESTMENTS

      The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

      INCOME TAXES

      The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 25, 1998
--------------------------------------------------------------------------------

3.    INVESTMENT IN AFFILIATE DEBENTURES

      The Partnership holds debentures of the Company and a wholly owned subsidiary of the Company. The debentures have a term of approximately 20 years and bear interest at 7.12% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of the Company and its subsidiary on or after June 30, 2008, correspond to the distribution payment dates and redemption provisions of the Partnership Preferred Securities. Interest and redemption payments on the subsidiary debenture are guaranteed by the Company on a subordinated basis.

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

      The Company has guaranteed the payment of distributions by the Partnership on the Partnership Preferred Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Partnership Preferred Securities to the extent of funds legally available. This guarantee is subordinated to all other liabilities of the Company and ranks equally with the most senior preferred stock of the Company.

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding IV, L.P.

We have audited the accompanying balance sheet of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") as of December 25, 1998 and the related statements of earnings, changes in partners' capital and cash flows for the period June 19, 1998 to December 25, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 25, 1998 and the results of its operations and its cash flows for the period June 19, 1998 to December 25, 1998 then ended in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

New York, New York
March 23, 1999

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 24th day of March, 1999.

                                MERRILL LYNCH PREFERRED CAPITAL TRUST IV*

                                By:    /s/ Theresa Lang
                                       --------------------------------------
                                Name:  Theresa Lang
                                Title: Regular Trustee

                                By:    /s/ Stanley Schaefer
                                       --------------------------------------
                                Name:  Stanley Schaefer
                                Title: Regular Trustee


                                MERRILL LYNCH PREFERRED FUNDING IV, L.P.*

                                By:    MERRILL LYNCH & CO., INC., as General
                                       Partner

                                By:    /s/ Theresa Lang
                                       --------------------------------------
                                Name:  Theresa Lang
                                Title: Senior Vice President and Treasurer, and
                                       as Attorney-in-Fact for a majority of the
                                       Board of Directors**

------------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

**    Pursuant to Powers of Attorney filed as Exhibit 24 hereto.

                                  Exhibit Index

4.1 Certificate of Trust dated December 19, 1997, of the Trust (incorporated by reference to Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-08))

4.2 Amended and Restated Declaration of Trust of the Trust, dated as of June 16, 1998 (incorporated by reference to Exhibit 4.2 to Registration Statement of Form S-3 (File No. 333-42859) (the "Registration Statement"))

4.3 Certificate of Limited Partnership, dated as of December 19, 1997, of the Partnership (incorporated by reference to Exhibit 4.3 to the Partnership's Quarterly Report on Form 10-Q for the period ended June 26, 1998 (File No. 1-7182-07))

4.4 Amended and Restated Agreement of Limited Partnership of the Partnership, dated June 19, 1998 (incorporated by reference to Exhibit 4.4 to the Registration Statement)

4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement)

4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement)

4.7 Form of Subordinated Debenture Indenture between the Company and The Chase Manhattan Bank, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement)

4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Chase Manhattan Bank, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement)

4.9   Form of Trust Preferred Security (included in Exhibit 4.2 above)

4.10  Form of Partnership Preferred Security (included in Exhibit 4.4 above)

4.11 Form of Subordinated Debenture (incorporated by reference to Exhibit 4.11 to the Registration Statement)

12* Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

23*   Consent of Deloitte & Touche LLP

24*   Powers of Attorney

27*   Financial Data Schedules. The Financial Data Schedules to be contained in
      Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-K by means of the EDGAR system.

------------------

* Filed herewith