Form 10-Q
period 1999-03-26
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 1999-05-06
CIK 1051830, 1051828

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 26, 1999

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
7.12% Partnership Preferred            New York Stock Exchange
Securities (and the
related guarantee)

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of March 26, 1999, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEET  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                 MARCH 26, 1999    DECEMBER 25, 1998
                                                                 --------------    -----------------
ASSETS

Investment in partnership preferred securities                     $412,372,000         $412,372,000

Income receivable                                                     7,340,222            7,340,222
                                                                   ------------         ------------

Total Assets                                                       $419,712,222         $419,712,222
                                                                   ============         ============

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                              $  7,340,222         $  7,340,222
                                                                   ------------         ------------

Stockholders' equity:
   Preferred securities (7.12% Trust Originated Preferred;
     Securities 16,000,000 authorized, issued, and
     outstanding; $25 liquidation amount per security)              400,000,000          400,000,000

   Common securities (7.12% Trust Common Securities;
     494,880 authorized, issued, and outstanding;
     $25 liquidation amount per security)                            12,372,000           12,372,000
                                                                   ------------         ------------

   Total stockholders' equity                                       412,372,000          412,372,000
                                                                   ------------         ------------

   Total Liability and Stockholders' Equity                        $419,712,222         $419,712,222
                                                                   ============         ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF EARNINGS  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                  MARCH 26, 1999
                                                                  --------------
EARNINGS

Income on partnership preferred securities                           $ 7,340,222
                                                                     ===========

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                 MARCH 26, 1999
                                                                 --------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $ 400,000,000
                                                                  -------------

COMMON SECURITIES

Balance, beginning and end of period                                 12,372,000
                                                                  -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                 --

Earnings                                                              7,340,222

Distributions payable                                                (7,340,222)
                                                                  -------------

Balance, end of period                                                       --
                                                                  -------------

Total Stockholders' Equity                                        $ 412,372,000
                                                                  =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENT OF CASH FLOWS  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                 MARCH 26, 1999
                                                                 --------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                                         $ 7,340,222
                                                                    -----------

     Cash provided by operating activities                            7,340,222
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions                                                     (7,340,222)
                                                                    -----------

     Cash used for financing activities                              (7,340,222)
                                                                    -----------

NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                    -----------

CASH, END OF PERIOD                                                 $        --
                                                                    ===========

SUPPLEMENTAL DISCLOSURE OF CASH

Preferred and common distributions of $7,120,000 and $220,222 respectively, were accrued at March 26, 1999.

See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
MARCH 26, 1998
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust IV (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month period are unaudited; however, in the opinion of the Regular Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEET  (UNAUDITED)
--------------------------------------------------------------------------------

                                              MARCH 26, 1999   DECEMBER 25, 1998
                                              --------------   -----------------

ASSETS

Investments:
   Affiliate debentures                         $480,292,000        $480,292,000
   U.S. Treasury bills                             4,890,958           4,982,565
                                                ------------        ------------
   Total investments                             485,182,958         485,274,565

Interest receivable                                8,549,198           8,549,198
                                                ------------        ------------

Total Assets                                    $493,732,156        $493,823,763
                                                ============        ============

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                           $  8,549,198        $  8,549,198
                                                ------------        ------------

Partners' capital:
   Limited partnership interest                  412,372,000         412,372,000
   General partnership interest                   72,810,958          72,902,565
                                                ------------        ------------
   Total partners' capital                       485,182,958         485,274,565
                                                ------------        ------------

Total Liability and Partners' Capital           $493,732,156        $493,823,763
                                                ============        ============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENT OF EARNINGS  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                  MARCH 26, 1999
                                                                  --------------
EARNINGS

Interest income:
   Affiliate debentures                                               $8,549,198
   U.S. Treasury bills                                                    47,797
                                                                      ----------

Earnings                                                              $8,596,995
                                                                      ==========

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENT OF CHANGES IN PARTNERS' CAPITAL  (UNAUDITED)
--------------------------------------------------------------------------------

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                 MARCH 26, 1999
                                                                 --------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                      $ 412,372,000

Net income allocated to limited partner                               7,340,222

Distribution payable                                                 (7,340,222)
                                                                  -------------

Balance, end of period                                              412,372,000
                                                                  -------------

GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         72,902,565

Net income allocated to general partner                               1,256,773

Distributions                                                          (139,404)

Distribution payable                                                 (1,208,976)
                                                                  -------------

Balance, end of period                                               72,810,958
                                                                  -------------

TOTAL PARTNERS' CAPITAL                                           $ 485,182,958
                                                                  =============

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
--------------------------------------------------------------------------------
STATEMENT OF CASH FLOWS  (UNAUDITED)

                                                                  FOR THE THREE
                                                                   MONTHS ENDED
                                                                 MARCH 26, 1999
                                                                 --------------

CASH FLOWS FROM OPERATING ACTIVITIES:

   Earnings                                                         $ 8,596,995

   Accretion of U.S. Treasury bills                                     (47,797)
                                                                    -----------

     Cash provided by operating activities                            8,549,198
                                                                    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of investment securities                                 (4,851,596)

   Maturity of investment securities                                  4,991,000
                                                                    -----------

     Cash provided by investing activities                              139,404
                                                                    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                                  (7,340,222)

   Distributions to general partner                                  (1,348,380)
                                                                    -----------

     Cash used for financing activities                              (8,688,602)
                                                                    -----------

NET CHANGE IN CASH                                                           --

CASH, BEGINNING OF PERIOD                                                    --
                                                                    -----------

CASH, END OF PERIOD                                                 $        --
                                                                    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
Distributions of $8,549,198 were accrued at March 26, 1999.

See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
MARCH 26, 1999
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three-month period are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

      27    Financial Data Schedules*

 (b)  Reports on Form 8-K

      None.

-------------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 6th day of May, 1999.

                                       MERRILL LYNCH PREFERRED CAPITAL TRUST IV*

                                       By: /s/ RAYMOND M. DISCO
                                          --------------------------------------
                                       Name:  Raymond M. Disco
                                       Title: Regular Trustee

                                       By: /s/ STANLEY SCHAEFER
                                          --------------------------------------
                                       Name:  Stanley Schaefer
                                       Title: Regular Trustee


                                       MERRILL LYNCH PREFERRED FUNDING IV, L.P.*

                                       By: MERRILL LYNCH & CO., INC., as General
                                           Partner

                                       By: /s/ JOHN C. STOMBER
                                          --------------------------------------
                                       Name:  John C. Stomber
                                       Title: Senior Vice President and
                                              Treasurer

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