Form 10-Q
period 1999-06-25
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 1999-08-09
CIK 1051830, 1051828

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

                 For the quarterly period ended June 25, 1999

                   MERRILL LYNCH PREFERRED CAPITAL TRUST IV

      (Exact name of Registrant as specified in its certificate of trust)

                        COMMISSION FILE NO.: 1-7182-08

                           Delaware                                           13-7139562
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

                    World Financial Center
                          North Tower
                      New York, New York                                         10281
           (Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:                   (212) 449-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                              Name of each exchange
Title of each class                           on which registered
-------------------                           -------------------
7.12% Trust Originated Preferred              New York Stock Exchange
Securities ("TOPrS")
(and the related guarantee)

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                   MERRILL LYNCH PREFERRED FUNDING IV, L.P.

         (Exact name of Registrant as specified in its certificate of limited partnership)

                        COMMISSION FILE NO.: 1-7182-07

                           Delaware                                           13-3982446
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

                    World Financial Center
                          North Tower
                      New York, New York                                         10281
           (Address of principal executive offices)                           (Zip Code)

      Registrant's telephone number, including area code:                   (212) 449-1000

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                 Name of each exchange
Title of each class                              on which registered
-------------------                              -------------------
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

As of June 25, 1999, no voting stock was held by non-affiliates of the Registrants.

================================================================================

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1. FINANCIAL STATEMENTS
        --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEETS (UNAUDITED)
(dollars in thousands, except per security amounts)

-------------------------------------------------------------------------------------------------------------------



                                                                     JUNE 25, 1999             DECEMBER 25, 1998
                                                                     -------------             -----------------
ASSETS
Investment in partnership preferred securities                       $     412,372                 $     412,372

Income receivable                                                            7,340                         7,340
                                                                     -------------                 -------------

Total Assets                                                         $     419,712                 $     419,712
                                                                     =============                 =============


LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                $       7,340                 $       7,340
                                                                     -------------                 -------------

Stockholders' equity:

   Preferred securities (7.12% Trust Originated Preferred
      Securities; 16,000,000 authorized, issued, and
      outstanding; $25 liquidation amount per security)                    400,000                       400,000

   Common securities (7.12% Trust Common Securities;
      494,880 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                  12,372                        12,372
                                                                     -------------                 -------------
   Total stockholders' equity                                              412,372                       412,372
                                                                     -------------                 -------------

   Total Liability and Stockholders' Equity                          $     419,712                 $     419,712
                                                                     =============                 =============


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS (UNAUDITED)
(dollars in thousands)

-------------------------------------------------------------------------------------------------------------------


                                                                     FOR THE THREE
                                                                     MONTHS ENDED
                                                                     JUNE 25, 1999
                                                                     -------------
EARNINGS
Income on partnership preferred securities                           $       7,340
                                                                     =============



                                                                      FOR THE SIX                FOR THE PERIOD
                                                                     MONTHS ENDED                JUNE 19, 1998
                                                                     JUNE 25, 1999              TO JUNE 26, 1998
                                                                     -------------              ----------------
EARNINGS
Income on partnership preferred securities                           $      14,680                $        -
                                                                     =============                ==============



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (UNAUDITED)
(dollars in thousands)

-------------------------------------------------------------------------------------------------------------------


                                                                    FOR THE SIX                  FOR THE PERIOD
                                                                   MONTHS ENDED                   JUNE 19, 1998
                                                                   JUNE 25, 1999                TO JUNE 26, 1998
                                                                   -------------                ----------------

PREFERRED SECURITIES
Balance, beginning of period                                       $     400,000                   $        -

Issuance of preferred securities                                            -                            400,000
                                                                   -------------                   -------------

Balance, end of period                                                   400,000                         400,000
                                                                   -------------                   -------------


COMMON SECURITIES

Balance, beginning of period                                              12,372                            -

Issuance of preferred securities                                            -                             12,372
                                                                   -------------                   -------------

Balance, end of period                                                    12,372                          12,372
                                                                   -------------                   -------------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                -                               -

Earnings                                                                  14,680                            -

Distributions                                                             (7,340)                           -

Distributions payable                                                     (7,340)                           -
                                                                   -------------                   -------------

Balance, end of period                                                      -                               -
                                                                   -------------                   -------------

Total Stockholders' Equity                                         $     412,372                   $     412,372
                                                                   =============                   =============


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)

-------------------------------------------------------------------------------------------------------------------


                                                                    FOR THE SIX                  FOR THE PERIOD
                                                                   MONTHS ENDED                   JUNE 19, 1998
                                                                   JUNE 25, 1999                TO JUNE 26, 1998
                                                                   -------------                ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Earnings                                                       $      14,680                   $       -
                                                                   -------------                   -------------

      Cash provided by operating activities                               14,680                           -
                                                                   -------------                   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of partnership preferred securities                            -                           (412,372)
                                                                   -------------                   -------------

      Cash used for investing activities                                    -                           (412,372)
                                                                   -------------                   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Distributions                                                        (14,680)                           -

    Proceeds from issuance of preferred securities                          -                            400,000

    Proceeds from issuance of common securities                             -                             12,372
                                                                   -------------                   -------------

      Cash (used for) provided by financing activities                   (14,680)                        412,372
                                                                   -------------                   -------------

NET CHANGE IN CASH                                                          -                               -

CASH, BEGINNING OF PERIOD                                                   -                               -
                                                                   -------------                   -------------

CASH, END OF PERIOD                                                $        -                      $        -
                                                                   =============                   =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Preferred and common distributions of $7,120 and $220, respectively, were accrued at June 25, 1999.



See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust IV (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS (UNAUDITED)
(dollars in thousands)

-------------------------------------------------------------------------------------------------------------------


                                                                     JUNE 25, 1999             DECEMBER 25, 1998
                                                                     -------------             -----------------

ASSETS
Cash                                                                 $           1                 $        -

Investments:
   Affiliate debentures                                                    480,292                       480,292
   U.S. Treasury bills                                                       4,886                         4,983
                                                                     -------------                 -------------
   Total investments                                                       485,178                       485,275

Interest receivable                                                          8,549                         8,549
                                                                     -------------                 -------------

Total Assets                                                         $     493,728                 $     493,824
                                                                     =============                 =============



LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                $       8,549                 $       8,549
                                                                     -------------                 -------------

Partners' capital:
   Limited partnership interest                                            412,372                       412,372
   General partnership interest                                             72,807                        72,903
                                                                     -------------                 -------------

   Total partners' capital                                                 485,179                       485,275
                                                                     -------------                 -------------


Total Liability and Partners' Capital                                $     493,728                 $     493,824
                                                                     =============                 =============



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS  (UNAUDITED)
(dollars in thousands)

-----------------------------------------------------------------------------------------------------------------



                                                                   FOR THE THREE
                                                                    MONTHS ENDED
                                                                   JUNE 25, 1999
                                                                   -------------
EARNINGS

Interest income:
   Affiliate debentures                                            $       8,549
   U.S. Treasury bills                                                        62
                                                                   -------------

Earnings                                                           $       8,611
                                                                   =============


                                                                    FOR THE SIX                  FOR THE PERIOD
                                                                    MONTHS ENDED                 JUNE 19, 1998
                                                                   JUNE 25, 1999                TO JUNE 26, 1998
                                                                   -------------                ----------------
EARNINGS

Interest income:
   Affiliate debentures                                            $      17,098                   $       1,045
   U.S. Treasury bills                                                       110                            -
                                                                   -------------                   -------------

Earnings                                                           $      17,208                   $       1,045
                                                                   =============                   =============



See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (UNAUDITED)
(dollars in thousands)

----------------------------------------------------------------------------------------------------------------


                                                                    FOR THE SIX                  FOR THE PERIOD
                                                                    MONTHS ENDED                 JUNE 19, 1998
                                                                   JUNE 25, 1999                TO JUNE 26, 1998
                                                                   -------------                ----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                       $     412,372                   $        -

Issuance of preferred securities                                            -                            412,372

Net income allocated to limited partner                                   14,680                             897

Distributions                                                             (7,340)                           -

Distributions payable                                                     (7,340)                           -
                                                                   -------------                   -------------

Balance, end of period                                                   412,372                         413,269
                                                                   -------------                   -------------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                              72,903                            -

Capital contribution                                                        -                             72,772

Net income allocated to general partner                                    2,528                             148

Distributions                                                             (1,415)                           -

Distributions payable                                                     (1,209)                           -
                                                                   -------------                   -------------

Balance, end of period                                                    72,807                          72,920
                                                                   -------------                   -------------

TOTAL PARTNERS' CAPITAL                                            $     485,179                   $     486,189
                                                                   =============                   =============


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS  (UNAUDITED)
(dollars in thousands)

-------------------------------------------------------------------------------------------------------------------


                                                                    FOR THE SIX                  FOR THE PERIOD
                                                                    MONTHS ENDED                  JUNE 19, 1998
                                                                   JUNE 25, 1999                TO JUNE 26, 1998
                                                                   -------------                ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                        $      17,208                   $       1,045

   Accretion of U.S. Treasury bills                                         (110)                           -

   Increase in interest receivable                                          -                             (1,045)
                                                                   -------------                   -------------

      Cash provided by operating activities                               17,098                            -
                                                                   -------------                   -------------


CASH FLOWS FROM INVESTING ACTIVITIES:

   Purchase of affiliate debentures                                         -                           (480,292)

   Purchases of investment securities                                     (9,703)                         (4,852)

   Maturities of investment securities                                     9,909                            -
                                                                   -------------                   -------------

      Cash provided by (used for) investing activities                       206                        (485,144)
                                                                   -------------                   -------------


CASH FLOWS FROM FINANCING ACTIVITIES:

   Distributions to limited partner                                      (14,680)                           -

   Distributions to general partner                                       (2,623)                           -

   Proceeds from the issuance of preferred securities                       -                            412,372

   Capital contribution - general partner                                   -                             72,772
                                                                   -------------                   -------------

      Cash (used for) provided by financing activities                   (17,303)                        485,144
                                                                   -------------                   -------------

NET CHANGE IN CASH                                                             1                            -

CASH, BEGINNING OF PERIOD                                                   -                               -
                                                                   -------------                   -------------

CASH, END OF PERIOD                                                $           1                   $        -
                                                                   =============                   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $8,549 were accrued at June 25, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO FINANCIAL STATEMENTS  (UNAUDITED)
JUNE 25, 1999
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and six-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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


-------------------

         *The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 6th day of August, 1999.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST IV*


                               By: /s/ STANLEY SCHAEFER
                                   --------------------------------------------
                                   Name:   Stanley Schaefer
                                   Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING IV, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner


                               By: /s/ JOHN C. STOMBER
                                   -------------------------------------------
                                   Name:   John C. Stomber
                                   Title:  Senior Vice President and Treasurer


------------
* There is no principal executive officer(s), principal financial officer, controller, principal accounting officer or board of directors of the Registrants. The Trustees of the Trust (which include the Regular Trustee, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                               INDEX TO EXHIBITS

Exhibits

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions

27   Financial Data Schedules