Form 10-Q
period 1999-09-24
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 1999-11-08
CIK 1051830, 1051828

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                     QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 24, 1999

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
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.12% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of September 24, 1999, no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 24, 1999  DECEMBER 25, 1998
                                                                                  ------------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  412,372         $  412,372
Income receivable                                                                              7,340              7,340
                                                                                          ----------         ----------
Total Assets                                                                              $  419,712         $  419,712
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $    7,340         $    7,340
                                                                                          ----------         ----------

Stockholders' equity:

    Preferred  securities (7.12% Trust Originated Preferred Securities;
       16,000,000 authorized, issued, and outstanding; $25 liquidation
       amount per security)                                                                  400,000            400,000

    Common securities (7.12% Trust Common Securities;
       494,880 authorized, issued, and outstanding;
       $25 liquidation amount per security)                                                   12,372             12,372
                                                                                          ----------         ----------
    Total stockholders' equity                                                               412,372            412,372
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  419,712         $  419,712
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------


                                                                               FOR THE THREE MONTHS ENDED
                                                                       ------------------------------------------
                                                                       SEPTEMBER 24, 1999   TO SEPTEMBER 25, 1998
                                                                       ------------------   ---------------------
EARNINGS

Income on partnership preferred securities                                      $   7,340                $  8,238
                                                                                =========                ========




                                                                             FOR THE NINE          FOR THE PERIOD
                                                                             MONTHS ENDED           JUNE 19, 1998
                                                                       SEPTEMBER 24, 1999   TO SEPTEMBER 25, 1998
                                                                       ------------------   ---------------------
EARNINGS

Income on partnership preferred securities                                      $  22,020               $   8,238
                                                                                =========               =========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------


                                                                    FOR THE NINE         FOR THE PERIOD
                                                                    MONTHS ENDED          JUNE 19, 1998
                                                              SEPTEMBER 24, 1999  TO SEPTEMBER 25, 1998
                                                              ------------------  ---------------------
PREFERRED SECURITIES

Balance, beginning of period                                          $  400,000             $     -
Issuance of preferred securities                                            -                   400,000
                                                                      ----------             ----------
Balance, end of period                                                   400,000                400,000
                                                                      ----------             ----------

COMMON SECURITIES

Balance, beginning of period                                              12,372                   -
Issuance of common securities                                               -                    12,372
                                                                      ----------             ----------
Balance, end of period                                                    12,372                 12,372
                                                                      ----------             ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                -                      -
Earnings                                                                  22,020                  8,238
Distributions                                                            (14,680)                  -
Distributions payable                                                     (7,340)                (8,238)
                                                                      ----------             ----------
Balance, end of period                                                      -                      -
                                                                      ----------             ----------


Total Stockholders' Equity                                            $  412,372             $  412,372
                                                                      ==========             ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------


                                                                                    FOR THE NINE         FOR THE PERIOD
                                                                                    MONTHS ENDED          JUNE 19, 1998
                                                                              SEPTEMBER 24, 1999  TO SEPTEMBER 25, 1998
                                                                              ------------------  ---------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                            $  22,020              $   8,238
   Increase in income receivable                                                            -                    (8,238)
                                                                                       ---------              ---------
      Cash provided by operating activities                                               22,020                   -
                                                                                       ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of partnership preferred securities                                             -                  (412,372)
                                                                                       ---------              ---------
      Cash used for investing activities                                                    -                  (412,372)
                                                                                       ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                         (22,020)                  -
   Proceeds from issuance of preferred securities                                           -                   400,000
   Proceeds from issuance of common securities                                              -                    12,372
                                                                                       ---------              ---------
      Cash (used for) provided by financing activities                                   (22,020)               412,372
                                                                                       ---------              ---------

NET CHANGE IN CASH                                                                          -                      -

CASH, BEGINNING OF PERIOD                                                                   -                      -
                                                                                       ---------              ---------
CASH, END OF PERIOD                                                                    $    -                 $    -
                                                                                       =========              =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $220, respectively, were accrued at September 24, 1999 and September 25, 1998.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 24, 1999
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust IV (the "Trust") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the Regular
Trustees of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 24, 1999   DECEMBER 25, 1998
                                                                          ------------------   -----------------
ASSETS

Cash                                                                              $        1          $     -

Investments:
   Affiliate debentures                                                              480,292             480,292
   U.S. Treasury bills                                                                 4,939               4,983
                                                                                  ----------          ----------
   Total investments                                                                 485,231             485,275

Interest receivable                                                                    8,549               8,549
                                                                                  ----------          ----------
Total Assets                                                                      $  493,781          $  493,824
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    8,549          $    8,549
                                                                                  ----------          ----------
Partners' capital:
   Limited partnership interest                                                      412,372             412,372
   General partnership interest                                                       72,860              72,903
                                                                                  ----------          ----------
   Total partners' capital                                                           485,232             485,275
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  493,781          $  493,824
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------

                                                                FOR THE THREE MONTHS ENDED
                                                        -------------------------------------------

                                                        SEPTEMBER 24, 1999        SEPTEMBER 25, 1998
                                                        ------------------        ------------------

EARNINGS

Interest income:
   Affiliate debentures                                         $    8,549                 $   8,549
   U.S. Treasury bills                                                  53                        67
                                                                ----------                 ---------
Earnings                                                        $    8,602                 $   8,616
                                                                ==========                 =========






                                                              FOR THE NINE            FOR THE PERIOD
                                                              MONTHS ENDED             JUNE 19, 1998
                                                        SEPTEMBER 24, 1999     TO SEPTEMBER 25, 1998
                                                        ------------------     ---------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $   25,647                $    9,594
   U.S. Treasury bills                                                 163                        67
                                                                ----------                ----------
Earnings                                                        $   25,810                $    9,661
                                                                ==========                ==========


See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------



                                                                FOR THE NINE          FOR THE PERIOD
                                                                MONTHS ENDED           JUNE 19, 1998
                                                          SEPTEMBER 24, 1999   TO SEPTEMBER 25, 1998
                                                          ------------------   ---------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  412,372               $     -
Issuance of preferred securities                                       -                     412,372
Net income allocated to limited partner                              22,020                    8,238
Distributions                                                       (14,680)                    -
Distributions payable                                                (7,340)                  (8,238)
                                                                 ----------               ----------
Balance, end of period                                              412,372                  412,372
                                                                 ----------               ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         72,903                     -
Capital contribution                                                   -                      72,772
Net income allocated to general partner                               3,790                    1,423
Distributions                                                        (2,624)                    -
Distributions payable                                                (1,209)                  (1,356)
                                                                 ----------               ----------
Balance, end of period                                               72,860                   72,839
                                                                 ----------               ----------

TOTAL PARTNERS' CAPITAL                                          $  485,232               $  485,211
                                                                 ==========               ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------



                                                                                     FOR THE NINE          FOR THE PERIOD
                                                                                     MONTHS ENDED           JUNE 19, 1998
                                                                               SEPTEMBER 24, 1999   TO SEPTEMBER 25, 1998
                                                                               ------------------   ---------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                             $  25,810               $   9,661
   Accretion of U.S. Treasury bills                                                          (163)                    (67)
   Increase in interest receivable                                                           -                     (9,594)
                                                                                        ---------               ---------
      Cash provided by operating activities                                                25,647                    -
                                                                                        ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of affiliate debentures                                                          -                   (480,292)
   Purchases of investment securities                                                      (9,703)                 (4,852)
   Maturities of investment securities                                                      9,909                    -
                                                                                        ---------               ---------
      Cash provided by (used for) investing activities                                        206                (485,144)
                                                                                        ---------               ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                       (22,020)                   -
   Distributions to general partner                                                        (3,832)                   -
   Proceeds from the issuances of preferred securities                                       -                    412,372
   Capital contribution - general partner                                                    -                     72,772
                                                                                        ---------               ---------
      Cash (used for) provided by financing activities                                    (25,852)                485,144
                                                                                        ---------               ---------

NET CHANGE IN CASH                                                                              1                    -

CASH, BEGINNING OF PERIOD                                                                    -                       -
                                                                                        ---------               ---------
CASH, END OF PERIOD                                                                     $       1               $    -
                                                                                        =========               =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $8,549 were accrued at September 24, 1999 and September 25, 1998.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 24, 1999
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") for the year ended December 25, 1998. The December 25, 1998 balance sheet was derived from the audited financial statements. The interim financial statements for the three- and nine-month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

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

         None
-----------------

* The Financial Data Schedules to be contained in Exhibit 27 are required to be submitted only in the Registrants' electronic filing of this Form 10-Q by means of the EDGAR system.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 8th day of November,1999.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST IV*

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Regular Trustee

                               By: /s/ STANLEY SCHAEFER
                                   ---------------------------------------------
                               Name:   Stanley Schaefer
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING IV, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ JOHN C. STOMBER
                                   ---------------------------------------------
                               Name:   John C. Stomber
                               Title:  Senior Vice President and Treasurer



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