Form 10-Q
period 2000-09-29
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 2000-11-09
CIK 1051830, 1051828

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

                  For the quarterly period ended September 29, 2000

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
(Address of principal executive offices)                   (Zip Code)

 Registrant's telephone number, including area code: (212) 449-1000


           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
7.12% Partnership Preferred            New York Stock Exchange
Securities (and the related
guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

As of November 9, 2000 no voting stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEETS  (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------



                                                                                  SEPTEMBER 29, 2000  DECEMBER 31, 1999
                                                                                  ------------------  -----------------
ASSETS

Investment in partnership preferred securities                                            $  412,372         $  412,372
Income receivable                                                                              7,340                  -
                                                                                          ----------         ----------
Total Assets                                                                              $  419,712         $  412,372
                                                                                          ==========         ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                     $    7,340         $        -
                                                                                          ----------         ----------

Stockholders' equity:

   Preferred  securities (7.12% Trust Originated Preferred Securities;
      16,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   400,000            400,000

   Common securities (7.12% Trust Common Securities;
      494,880 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                    12,372             12,372
                                                                                          ----------         ----------
   Total stockholders' equity                                                                412,372            412,372
                                                                                          ----------         ----------

Total Liability and Stockholders' Equity                                                  $  419,712         $  412,372
                                                                                          ==========         ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------

                                                                           FOR THE THREE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                     ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $   7,340            $   7,340
                                                                              =========            =========



                                                                            FOR THE NINE MONTHS ENDED
                                                                     ---------------------------------------

                                                                     SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                     ------------------   ------------------
EARNINGS

Income on partnership preferred securities                                    $  22,020            $  22,020
                                                                              =========            =========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------

                                                                 FOR THE NINE MONTHS ENDED
                                                          ---------------------------------------

                                                          SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                          ------------------   ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                              $  400,000           $  400,000
                                                                  ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                  12,372               12,372
                                                                  ----------           ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                               -                    -
Earnings                                                              22,020               22,020
Distributions                                                        (14,680)             (14,680)
Distributions payable                                                 (7,340)              (7,340)
                                                                  ----------           ----------
Balance, end of period                                                     -                    -
                                                                  ----------           ----------


Total Stockholders' Equity                                        $  412,372           $  412,372
                                                                  ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------

                                                                                   FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                            ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  22,020            $  22,020
   Increase in income receivable                                                        (7,340)                   -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             14,680               22,020
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                       (14,680)             (22,020)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (14,680)             (22,020)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           -                    -

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       -            $       -
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $220, respectively, were accrued at September 29, 2000 and September 24, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 29, 2000
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS  (unaudited)
(dollars in thousands)
----------------------------------------------------------------------------------------------------------------



                                                                          SEPTEMBER 29, 2000   DECEMBER 31, 1999
                                                                          ------------------   -----------------
ASSETS


Cash                                                                             $         1         $         -

Investments:
   Affiliate debentures                                                              480,292             480,292
   U.S. Treasury bills                                                                 4,976               4,897
                                                                                  ----------          ----------
   Total investments                                                                 485,268             485,189

Interest receivable                                                                    8,549                   -
                                                                                  ----------          ----------
Total Assets                                                                      $  493,818          $  485,189
                                                                                  ==========          ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                                             $    8,549          $        -

Partners' capital:
   Limited partnership interest                                                      412,372             412,372
   General partnership interest                                                       72,897              72,817
                                                                                  ----------          ----------
   Total partners' capital                                                           485,269             485,189
                                                                                  ----------          ----------

Total Liability and Partners' Capital                                             $  493,818          $  485,189
                                                                                  ==========          ==========

See Note to Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------


                                                               FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                        ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                         $    8,549           $    8,549
   U.S. Treasury bills                                                  73                   53
                                                                ----------           ----------
Earnings                                                        $    8,622           $    8,602
                                                                ==========           ==========



                                                                 FOR THE NINE MONTHS ENDED
                                                        ---------------------------------------

                                                        SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                        ------------------   ------------------

EARNINGS

Interest income:
   Affiliate debentures                                         $   25,647           $   25,647
   U.S. Treasury bills                                                 207                  163
                                                                ----------           ----------
Earnings                                                        $   25,854           $   25,810
                                                                ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------


                                                                FOR THE NINE MONTHS ENDED
                                                         ---------------------------------------

                                                         SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                              -------------        -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                     $  412,372           $  412,372
Net income allocated to limited partner                              22,020               22,020
Distributions                                                       (14,680)             (14,680)
Distributions payable                                                (7,340)              (7,340)
                                                                 ----------           ----------
Balance, end of period                                              412,372              412,372
                                                                 ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                         72,817               72,903
Net income allocated to general partner                               3,834                3,790
Distributions                                                        (2,545)              (2,624)
Distributions payable                                                (1,209)              (1,209)
                                                                 ----------           ----------
Balance, end of period                                               72,897               72,860
                                                                 ----------           ----------

TOTAL PARTNERS' CAPITAL                                          $  485,269           $  485,232
                                                                 ==========           ==========

See Note to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------


                                                                                   FOR THE NINE MONTHS ENDED
                                                                            ---------------------------------------

                                                                            SEPTEMBER 29, 2000   SEPTEMBER 24, 1999
                                                                            ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  25,854            $  25,810
   Accretion of U.S. Treasury bills                                                       (207)                (163)
   Increase in interest receivable                                                      (8,549)                   -
                                                                                     ---------            ---------
      Cash provided by operating activities                                             17,098               25,647
                                                                                     ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investment securities                                                   (4,851)              (9,703)
   Maturities of investment securities                                                   4,979                9,909
                                                                                     ---------            ---------
      Cash provided by investing activities                                                128                  206
                                                                                     ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (14,680)             (22,020)
   Distributions to general partner                                                     (2,545)              (3,832)
                                                                                     ---------            ---------
      Cash used for financing activities                                               (17,225)             (25,852)
                                                                                     ---------            ---------

NET CHANGE IN CASH                                                                           1                    1

CASH, BEGINNING OF PERIOD                                                                    -                    -
                                                                                     ---------            ---------
CASH, END OF PERIOD                                                                  $       1            $       1
                                                                                     =========            =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $8,549 were accrued at September 29, 2000 and September 24, 1999.


See Note to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO FINANCIAL STATEMENTS  (unaudited)
SEPTEMBER 29, 2000
--------------------------------------------------------------------------------



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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 9th day of November, 2000.

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