Form 10-K
period 2000-12-29
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 2001-03-29
CIK 1051830, 1051828

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 -----------------------------------------------
                   For the fiscal year ended December 29, 2000

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

       Registrant's telephone number, including area code: (212) 449-1000

           SECURITIES  REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

   Title of each class                Name of each exchange on which registered
--------------------------------      ------------------------------------------
7.12% Trust Originated Preferred              New York Stock  Exchange
      Securities  ("TOPrS")
   (and the related guarantee)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                     MERRILL LYNCH PREFERRED FUNDING IV, L.P.
          (Exact name of Registrant as specified in its certificate of limited partnership)

                         COMMISSION FILE NO.: 1-7182-07

       Delaware                                        13-3982446
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

    4  World Financial Center
         New York, New York                               10080
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:    (212) 449-1000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

  Title of each class                  Name of each exchange on which registered
----------------------------           -----------------------------------------
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

As of March 28, 2001, no voting stock was held by non-affiliates of the Registrants.

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

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 14(a)(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST IV

     Balance Sheets, December 29, 2000 and December 31, 1999               F-2

     Statements of Earnings, Year Ended December 29, 2000,
          December 31, 1999 and Period June 19, 1998 to
          December 25, 1998                                                F-3

     Statements of Changes in  Stockholders' Equity,  Year  Ended
          December 29, 2000, December 31, 1999 and Period June 19,
          1998 to December 25, 1998                                        F-4

     Statements of Cash Flows, Year Ended December 29, 2000,
          December 31, 1999 and Period June 19, 1998 to
          December 25, 1998                                                F-5

     Notes to Financial Statements                                         F-6

     Independent Auditors' Report                                          F-8


MERRILL LYNCH PREFERRED FUNDING IV, L.P.

     Balance Sheets, December 29, 2000 and December 31, 1999               F-9

     Statements of Earnings, Year Ended December 29, 2000,
          December 31, 1999 and Period June 19, 1998 to
          December 25, 1998                                                F-10

     Statements of Changes in Partners' Capital, Year Ended
          December 29, 2000, December 31, 1999 and Period
          June 19, 1998 to December 25, 1998                               F-11

     Statements of Cash Flows, Year Ended December 29, 2000,
          December 31, 1999 and Period June 19, 1998 to
          December 25, 1998                                                F-12

     Notes to Financial Statements                                         F-13

     Independent Auditors' Report                                          F-15


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              DECEMBER 29, 2000       DECEMBER 31, 1999
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
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                      FOR THE YEAR ENDED                   FOR THE PERIOD
                                                          ---------------------------------------        JUNE 19, 1998 TO
                                                          DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                          -----------------     -----------------       -----------------

EARNINGS

Income on partnership preferred securities                        $  29,361             $  29,361               $  15,578
                                                                  =========             =========               =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                  FOR THE YEAR ENDED                      FOR THE PERIOD
                                                         ---------------------------------------        JUNE 19, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------       -----------------


PREFERRED SECURITIES
Balance, beginning of period                                     $ 400,000             $ 400,000               $       -
Issuance of preferred securities                                         -                     -                 400,000
                                                                 ---------             ---------               ---------
Balance, end of period                                             400,000               400,000                 400,000
                                                                 ---------             ---------               ---------

COMMON SECURITIES
Balance, beginning of period                                        12,372                12,372                       -
Issuance of common securities                                            -                     -                  12,372
                                                                 ---------               -------                 -------
Balance, end of period                                              12,372                12,372                  12,372
                                                                 ---------               -------                 -------

UNDISTRIBUTED EARNINGS
Balance, beginning of period                                             -                     -                       -
Earnings                                                            29,361                29,361                  15,578
Distributions                                                      (22,021)              (29,361)                 (8,238)
Distributions payable                                               (7,340)                    -                  (7,340)
                                                                 ---------             ---------               ---------
Balance, end of period                                                   -                     -                       -
                                                                 ---------             ---------               ---------

Total Stockholders' Equity                                       $ 412,372             $ 412,372               $ 412,372
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------





                                                                     FOR THE YEAR ENDED                   FOR THE PERIOD
                                                         ---------------------------------------        JUNE 19, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                        $ 29,361              $ 29,361                $ 15,578
  (Increase) decrease in income receivable                          (7,340)                7,340                  (7,340)
                                                                  --------              --------                --------
        Cash provided by operating activities                       22,021                36,701                   8,238
                                                                  --------              --------                --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of partnership preferred securities                           -                     -                (412,372)
                                                                  --------              --------                --------
        Cash used for investing activities                               -                     -                (412,372)
                                                                  --------              --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                    (22,021)              (36,701)                 (8,238)
  Proceeds from issuance of preferred securities                         -                     -                 400,000
  Proceeds from issuance of common securities                            -                     -                  12,372
                                                                  --------              --------                --------
        Cash (used for) provided by financing activities           (22,021)              (36,701)                404,134
                                                                  --------              --------                --------

NET CHANGE IN CASH                                                       -                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------              --------                --------
CASH, END OF PERIOD                                               $      -              $      -                $      -
                                                                  ========              ========                ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $220, respectively, were accrued at December 29, 2000 and December 25, 1998 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

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

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------

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

INDEPENDENT AUDITORS' REPORT

To the Trustees of
  Merrill Lynch Preferred Capital Trust IV

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust IV (the "Trust") as of December 29, 2000 and December 31, 1999, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the two years in the period ended December 29, 2000 and for the period June 19, 1998 to December 25, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2000 and for the period June 19, 1998 to December 25, 1998 in conformity with accounting principles generally accepted in the United States of America.


/s/  Deloitte & Touche LLP


New York, New York
March 28, 2001


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS
(dollars in thousands)
------------------------------------------------------------------------------------------------




                                                         DECEMBER 29, 2000     DECEMBER 31, 1999
                                                         -----------------     -----------------

ASSETS

Cash                                                            $        1            $        -

Investments:
     Affiliate debentures                                          480,292               480,292
     U.S. Treasury bills                                             4,911                 4,897
                                                                ----------            ----------
     Total investments                                             485,203               485,189

Interest receivable                                                  8,549                     -
                                                                ----------            ----------
Total Assets                                                    $  493,753            $  485,189
                                                                ==========            ==========

LIABILITY AND PARTNERS' CAPITAL

Distributions payable                                           $    8,549            $        -
                                                                ----------            ----------
Partners' capital:
     Limited partnership interest                                  412,372               412,372
     General partnership interest                                   72,832                72,817
                                                                ----------            ----------
     Total partners' capital                                       485,204               485,189
                                                                ----------            ----------

Total Liability and Partners' Capital                           $  493,753            $  485,189
                                                                ==========            ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                     FOR THE YEAR ENDED                   FOR THE PERIOD
                                                         ---------------------------------------        JUNE 19, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------       -----------------


EARNINGS
Interest income:
     Affiliate debentures                                        $  34,197             $  34,197               $  18,143
     U.S. Treasury bills                                               281                   231                     131
                                                                 ---------             ---------               ---------
Earnings                                                         $  34,478             $  34,428               $  18,274
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------



                                                                     FOR THE YEAR ENDED                   FOR THE PERIOD
                                                         ---------------------------------------        JUNE 19, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------       -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                     $ 412,372             $ 412,372               $       -
Issuance of preferred securities                                         -                     -                 412,372
Net income allocated to limited partner                             29,361                29,361                  15,578
Distributions                                                      (22,021)              (29,361)                 (8,238)
Distributions payable                                               (7,340)                    -                  (7,340)
                                                                 ---------             ---------               ---------
Balance, end of period                                             412,372               412,372                 412,372
                                                                 ---------             ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                        72,817                72,903                       -
Capital contribution                                                     -                     -                  72,772
Net income allocated to general partner                              5,117                 5,067                   2,696
Distributions                                                       (3,893)               (5,153)                 (1,356)
Distributions payable                                               (1,209)                    -                  (1,209)
                                                                 ---------             ---------               ---------
Balance, end of period                                              72,832                72,817                  72,903
                                                                 ---------             ---------               ---------

TOTAL PARTNERS' CAPITAL                                          $ 485,204             $ 485,189               $ 485,275
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                     FOR THE YEAR ENDED                   FOR THE PERIOD
                                                         ---------------------------------------        JUNE 19, 1998 TO
                                                         DECEMBER 29, 2000     DECEMBER 31, 1999       DECEMBER 25, 1998
                                                         -----------------     -----------------       -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                     $ 34,478            $   34,428              $   18,274
     Accretion of U.S. Treasury bills                                 (281)                 (231)                   (131)
     (Increase) decrease  in interest receivable                    (8,549)                8,549                  (8,549)
                                                                  --------              --------                --------
        Cash provided by operating activities                       25,648                42,746                   9,594
                                                                  --------              --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of affiliate debentures                                   -                     -                (480,292)
     Purchases of investment securities                             (9,703)              (14,554)                 (4,852)
     Maturities of investment securities                             9,970                14,871                       -
                                                                  --------              --------                --------
        Cash provided by (used for) investing activities               267                   317                (485,144)
                                                                  --------              --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                              (22,021)              (36,701)                 (8,238)
     Distributions to general partner                               (3,893)               (6,362)                 (1,356)
     Proceeds from issuance of preferred securities                      -                     -                 412,372
     Capital contribution - general partner                              -                     -                  72,772
                                                                  --------              --------                --------
        Cash (used for) provided by financing activities           (25,914)              (43,063)                475,550
                                                                  --------              --------                --------

NET CHANGE IN CASH                                                       1                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------              --------                --------
CASH, END OF PERIOD                                               $      1              $      -                $      -
                                                                  ========              ========                ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Distributions of $8,549 were accrued at December 29, 2000 and December 25, 1998 and distributed in the following fiscal years.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates that affect reported amounts and disclosure of contingencies in the financial statements. As such, actual results could differ from those estimates.

INVESTMENTS

The Partnership's investment in affiliate debentures is recorded at cost, and its investment in U.S. Treasury bills is classified as available-for-sale and recorded at accreted cost, which approximates fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2000
--------------------------------------------------------------------------------


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

INDEPENDENT AUDITORS' REPORT

To the General Partner and Limited Partner of
  Merrill Lynch Preferred Funding IV, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") as of December 29, 2000 and December 31, 1999, and the related statements of earnings, changes in partners' capital, and cash flows for each of the two years in the period ended December 29, 2000 and for the period June 19, 1998 to December 25, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 29, 2000 and December 31, 1999, and the results of its operations and its cash flows for each of the two years in the period ended December 29, 2000 and for the period June 19, 1998 to December 25, 1998 in conformity with accounting principles generally accepted in the United States of America.



/s/  Deloitte & Touche LLP

New York, New York
March 28, 2001

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized on the 28th day of March, 2001.

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

__________________

* Filed herewith