Form 10-Q
period 2006-06-30
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 2006-08-09
CIK 1051830, 1051828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from    to

COMMISSION FILE NO.: 1-7182-08

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

 COMMISSION FILE NO.: 1-7182-07

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

The Registrants meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format.

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
(Check one):

Large Accelerated Filer___   Accelerated Filer ___   Non-Accelerated Filer _X__

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ___    NO _X__


As of August 9, 2006 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
---------------------------------------------------------------------------------------------------------------------------



                                                                                          June 30, 2006   December 30, 2005
                                                                                          --------------  -----------------
ASSETS

Investment in affiliate partnership preferred securities                                     $  412,372          $  412,372
                                                                                             ----------          ----------
Total Assets                                                                                 $  412,372          $  412,372
                                                                                             ==========          ==========

STOCKHOLDERS' EQUITY

Stockholders' equity:

   Preferred securities (7.12% Trust Originated Preferred Securities;
      16,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   $  400,000          $  400,000

   Common securities (7.12% Trust Common Securities;
      494,880 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                       12,372              12,372
                                                                                             ----------          ----------
Total Stockholders' Equity                                                                   $  412,372          $  412,372
                                                                                             ==========          ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                        ----------------------------------

                                                                                          June 30, 2006       July 1, 2005
                                                                                          -------------      -------------
EARNINGS

Interest on affiliate partnership preferred securities                                       $    7,340         $    7,340
                                                                                             ==========         ==========



                                                                                             FOR THE SIX MONTHS ENDED
                                                                                        ----------------------------------

                                                                                          June 30, 2006       July 1, 2005
                                                                                          -------------      -------------
EARNINGS

Interest on affiliate partnership preferred securities                                       $   14,680         $   14,680
                                                                                             ==========         ==========








See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE SIX MONTHS ENDED
                                                                                          --------------------------------

                                                                                          June 30, 2006       July 1, 2005
                                                                                          -------------      -------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                         $  400,000         $  400,000
                                                                                             ----------         ----------

COMMON SECURITIES

Balance, beginning and end of period                                                             12,372             12,372
                                                                                             ----------         ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                          -                  -
Earnings                                                                                         14,680             14,680
Distributions                                                                                   (14,680)           (14,680)
Distributions payable                                                                              -                  -
                                                                                             ----------         ----------
Balance, end of period                                                                             -                  -
                                                                                             ----------         ----------


Total Stockholders' Equity                                                                   $  412,372         $  412,372
                                                                                             ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE SIX MONTHS ENDED
                                                                                          --------------------------------

                                                                                          June 30, 2006      July 1, 2005
                                                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                                  $   14,680         $   14,680
                                                                                             ----------         ----------
      Cash provided by operating activities                                                      14,680             14,680
                                                                                             ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                                (14,680)           (14,680)
                                                                                             ----------         ----------
      Cash used for financing activities                                                        (14,680)           (14,680)
                                                                                             ----------         ----------

NET CHANGE IN CASH                                                                                    -                  -

CASH, BEGINNING OF PERIOD                                                                             -                  -
                                                                                              ---------           --------
CASH, END OF PERIOD                                                                          $        -         $        -
                                                                                              =========          =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at June 30, 2006 or at July 1, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 30, 2006
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust IV (the "Trust") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and six- month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------



                                                                                          June 30, 2006     December 30, 2005
                                                                                         --------------     -----------------
ASSETS

Investments:
   Affiliate debentures                                                                      $  480,292            $  480,292
   U.S. Government and agencies                                                                   4,875                 4,871
                                                                                             ----------            ----------
   Total investments                                                                            485,167               485,163
                                                                                             ----------            ----------
Total Assets                                                                                 $  485,167            $  485,163
                                                                                             ==========            ==========

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                              $  412,372            $  412,372
   General partnership interest                                                                  72,795                72,791
                                                                                             ----------            ----------
Total Partners' Capital                                                                      $  485,167            $  485,163
                                                                                             ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE THREE MONTHS ENDED
                                                                                          --------------------------------
                                                                                          June 30, 2006       July 1, 2005
                                                                                          -------------      -------------
EARNINGS

Interest income:
   Affiliate debentures                                                                      $    8,549         $    8,549
   U.S. Government and agencies                                                                      54                 33
                                                                                             ----------         ----------
Earnings                                                                                     $    8,603              8,582
                                                                                             ==========         ==========


                                                                                             FOR THE SIX MONTHS ENDED
                                                                                          --------------------------------
                                                                                          June 30, 2006       July 1, 2005
                                                                                          -------------       ------------
EARNINGS

Interest income:
   Affiliate debentures                                                                      $   17,098         $   17,098
   U.S. Government and agencies                                                                     105                 61
                                                                                             ----------          ---------
Earnings                                                                                     $   17,203         $   17,159
                                                                                             ==========         ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE SIX MONTHS ENDED
                                                                                       -----------------------------------

                                                                                          June 30, 2006       July 1, 2005
                                                                                          -------------      -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                                 $  412,372         $  412,372
Net income allocated to limited partner                                                          14,680             14,680
Distributions                                                                                   (14,680)           (14,680)
Distributions payable                                                                                 -                  -
                                                                                             ----------         ----------
Balance, end of period                                                                          412,372            412,372
                                                                                             ----------         ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                     72,791             72,782
Net income allocated to general partner                                                           2,523              2,479
Distributions                                                                                    (2,519)            (2,474)
Distributions payable                                                                                 -                  -
                                                                                             ----------         ----------
Balance, end of period                                                                           72,795             72,787
                                                                                             ----------         ----------

TOTAL PARTNERS' CAPITAL                                                                      $  485,167         $  485,159
                                                                                             ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE SIX MONTHS ENDED
                                                                                          --------------------------------

                                                                                          June 30, 2006       July 1, 2005
                                                                                          -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                                  $   17,203         $   17,159
   Accretion of interest on securities issued by U.S. Government and agencies                      (105)               (61)
                                                                                             ----------         ----------
      Cash provided by operating activities                                                      17,098             17,098
                                                                                             ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities                                                             (4,852)            (4,852)
   Maturities of Investment Securities                                                            4,953              4,908
                                                                                             ----------         ----------
      Cash provided by investing activities                                                         101                 56
                                                                                             ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                             (14,680)           (14,680)
   Distributions to general partner                                                              (2,519)            (2,474)
                                                                                              ---------          ----------
      Cash used for financing activities                                                        (17,199)           (17,174)
                                                                                             ----------         ----------

NET CHANGE IN CASH                                                                                    -                  -

CASH, BEGINNING OF PERIOD                                                                             -                  -
                                                                                             ----------         ----------
CASH, END OF PERIOD                                                                          $        -         $        -
                                                                                             ==========         ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at June 30, 2006 or at July 1, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 30, 2006
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and six- month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures, which is recorded at cost, and its investment securities issued by U.S. Government and agencies, which is recorded at accreted cost and which matures within one year, are classified as available-for-sale, which both approximate fair value.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q. There are no material changes in the amount of revenue and expense items between the most recent fiscal year-to-date period presented and the corresponding year-to-date period in the preceding fiscal year.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

No disclosure is required for this Item pursuant to General Instruction H of Form 10-Q.



ITEM 4.  CONTROLS AND PROCEDURES

The persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have evaluated the effectiveness of the Trust's and the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Report. Based on that evaluation, the persons who function as the equivalent of the chief executive officer and chief financial officer of the Trust and the Partnership have concluded that the Trust's and the Partnership's disclosure controls and procedures were effective as of the end of the period covered by this Report.

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS

         12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

         31.1 Rule 13a - 14(a) Certification.

         31.2 Rule 13a - 14(a) Certification.

         32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.


                               MERRILL LYNCH PREFERRED CAPITAL TRUST IV*

                               By: /s/ MARLENE DEBEL
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING IV, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ KATHLEEN SKERO
                                   ---------------------------------------------
                               Name:   Kathleen Skero
                               Title:  Controller, Merrill Lynch & Co., Inc.

August 9, 2006
---------------

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

                                INDEX TO EXHIBITS

EXHIBITS

12 Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions.

31.1     Rule 13a - 14(a) Certification.

31.2     Rule 13a - 14(a) Certification.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.