Form 10-Q
period 2006-09-29
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 2006-11-08
CIK 1051830, 1051828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 29, 2006

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

Large Accelerated Filer___   Accelerated Filer ___   Non-Accelerated Filer _X__


Indicate by check mark whether the Registrants are shell companies (as defined
in Rule 12b-2 of the Exchange Act).  Yes [   ]    No [X]

As of November 8, 2006 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                        September 29, 2006   December 30, 2005
                                                                                        ------------------   -----------------
ASSETS

Investment in affiliate partnership preferred securities                                $  412,372           $  412,372
Interest receivable from affiliate                                                            7,341                    -
                                                                                        ----------           ----------
Total Assets                                                                            $  419,713           $  412,372
                                                                                        ==========           ==========

LIABILITY AND STOCKHOLDERS' EQUITY

Distributions payable                                                                   $    7,341                    -
                                                                                        ----------           ----------
Stockholders' equity:

   Preferred securities (7.12% Trust Originated Preferred Securities;
      16,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                              $  400,000           $  400,000

   Common securities (7.12% Trust Common Securities;
      494,880 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                  12,372               12,372
                                                                                        ----------           ----------
Total Stockholders' Equity                                                              $  412,372           $  412,372
                                                                                        ----------           ----------

Total Liability and Stockholders' Equity                                                $  419,713           $  412,372
                                                                                        ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                              FOR THE THREE MONTHS ENDED
                                                                                       ---------------------------------------

                                                                                       September 29, 2006   September 30, 2005
                                                                                       ------------------   ------------------
EARNINGS

Interest on affiliate partnership preferred securities                                 $     7,341            $   7,341
                                                                                       ===========          ===========



                                                                                               FOR THE NINE MONTHS ENDED
                                                                                       ---------------------------------------

                                                                                       September 29, 2006   September 30, 2005
                                                                                       ------------------   ------------------
EARNINGS

Interest on affiliate partnership preferred securities                                 $    22,021          $    22,021
                                                                                       ===========          ===========








See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE NINE MONTHS ENDED
                                                                                       -----------------------------------------

                                                                                       September 29, 2006     September 30, 2005
                                                                                       ------------------     ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                    $  400,000            $  400,000
                                                                                         ----------           ----------

COMMON SECURITIES

Balance, beginning and end of period                                                        12,372                12,372
                                                                                       -----------            ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                     -                     -
Earnings                                                                                    22,021                22,021
Distributions                                                                              (14,680)              (22,021)
Distributions payable                                                                       (7,341)                    -
                                                                                       -----------            ----------
Balance, end of period                                                                           -                     -
                                                                                       -----------            ----------


Total Stockholders' Equity                                                              $  412,372            $  412,372
                                                                                       ===========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                            FOR THE NINE MONTHS ENDED
                                                                                     ----------------------------------------

                                                                                     September 29, 2006    September 30, 2005
                                                                                     ------------------    ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                            $  22,021              $  22,021
   Interest receivable from affiliate                                                     (7,341)                     -
                                                                                       ---------              ---------
      Cash provided by operating activities                                               14,680                 22,021
                                                                                       ---------              ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                         (14,680)               (22,021)
                                                                                       ---------              ---------
      Cash used for financing activities                                                 (14,680)               (22,021)
                                                                                       ---------              ---------

NET CHANGE IN CASH                                                                             -                      -

CASH, BEGINNING OF PERIOD                                                                      -                      -
                                                                                       ---------              ---------
CASH, END OF PERIOD                                                                    $       -              $       -
                                                                                       =========              =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $221, respectively, were accrued at September 29, 2006. No distributions were accrued at September 30, 2005.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 29, 2006
-------------------------------------------------------------------------------


BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Capital Trust IV (the "Trust") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and nine- month periods are unaudited; however, in the opinion of the Regular Trustee of the Trust, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Trust's investment in Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") Preferred Securities represents a limited partnership interest in the Partnership and is recorded at cost. At quarter end, the fair value of the investment approximates its carrying value. Income on the Partnership Preferred Securities is accrued when earned.


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------



                                                                                       September 29, 2006    December 30, 2005
                                                                                       ------------------    -----------------
ASSETS

Investments:
   Affiliate debentures                                                                $  480,292            $  480,292
   U.S. Government and agencies                                                             4,936                 4,871
                                                                                       ----------            ----------
   Total investments                                                                      485,228               485,163
                                                                                       ----------            ----------

Interest receivable from affliates                                                          8,550                     -
                                                                                       ----------            ----------
Total Assets                                                                           $  493,778            $  485,163
                                                                                       ==========            ==========

LIABILITY AND PARTNERS' CAPITAL

Distribution payable                                                                   $    8,550            $        -
                                                                                       ----------            ----------

Partners' capital:
   Limited partnership interest                                                        $  412,372            $  412,372
   General partnership interest                                                            72,856                72,791
                                                                                       ----------            ----------
Total Partners' Capital                                                                $  485,228            $  485,163
                                                                                       ----------            ----------

Total Liability and Partners' Capital                                                  $  493,778            $  485,163
                                                                                       ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE THREE MONTHS ENDED
                                                                                       ---------------------------------------
                                                                                       September 29, 2006   September 30, 2005
                                                                                       ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $    8,550           $    8,550
   U.S. Government and agencies                                                                61                   38
                                                                                       ----------           ----------
Earnings                                                                               $    8,611           $    8,588
                                                                                       ==========           ==========


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                        ---------------------------------
                                                                                       September 29, 2006   September 30, 2005
                                                                                       ------------------   ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                $   25,648           $   25,648
   U.S. Government and agencies                                                               166                   99
                                                                                       ----------           ----------
Earnings                                                                               $   25,814           $   25,747
                                                                                       ==========           ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                                FOR THE NINE MONTHS ENDED
                                                                                       ---------------------------------------

                                                                                       September 29, 2006   September 30, 2005
                                                                                       ------------------   ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                           $  412,372           $  412,372
Net income allocated to limited partner                                                    22,021               22,021
Distributions                                                                             (14,680)             (22,021)
Distributions payable                                                                      (7,341)                   -
                                                                                       ----------           ----------
Balance, end of period                                                                    412,372              412,372
                                                                                       ----------           ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                               72,791               72,782
Net income allocated to general partner                                                     3,793                3,726
Distributions                                                                              (2,519)              (3,683)
Distributions payable                                                                      (1,209)                   -
                                                                                       ----------           ----------
Balance, end of period                                                                     72,856               72,825
                                                                                       ----------           ----------

TOTAL PARTNERS' CAPITAL                                                                $  485,228           $  485,197
                                                                                       ==========           ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                            FOR THE NINE MONTHS ENDED
                                                                                     -------------------------------------

                                                                                     September 29, 2006 September 30, 2005
                                                                                     ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                          $  25,814          $ 25,747
   Accretion of U.S. Government and agencies                                              (166)              (99)
   Interest receivable from affiliates                                                  (8,550)                -
                                                                                     ---------          --------
      Cash provided by operating activities                                             17,098            25,648
                                                                                     ---------          --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities                                                    (4,852)           (4,852)
   Maturities of Investment Securities                                                   4,953             4,908
                                                                                     ---------          --------
      Cash provided by investing activities                                                101                56
                                                                                     ---------          --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                    (14,680)          (22,021)
   Distributions to general partner                                                     (2,519)           (3,683)
                                                                                     ---------          --------
      Cash used for financing activities                                               (17,199)          (25,704)
                                                                                     ---------          --------

NET CHANGE IN CASH                                                                           -                 -

CASH, BEGINNING OF PERIOD                                                                    -                 -
                                                                                     ---------          --------
CASH, END OF PERIOD                                                                  $       -          $      -
                                                                                     =========          ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

A distribution of $8,550 was accrued at September 29, 2006.
No distribution was accrued at September 30, 2005.

See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 29, 2006
--------------------------------------------------------------------------------



BASIS OF PRESENTATION

These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Annual Report on Form 10-K of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") for the year ended December 30, 2005. The December 30, 2005 balance sheet information was derived from the audited financial statements. The interim condensed financial statements for the three- and nine- month periods are unaudited; however, in the opinion of the General Partner of the Partnership, all adjustments, consisting only of normal recurring accruals necessary for a fair statement of the results of operations, have been included.

INVESTMENTS

The Partnership's investment in affiliate debentures, which is recorded at cost, and its investment in U.S. Government and agencies, which is recorded at accreted cost and which matures within one year, are classified as available-for-sale, which both approximate fair value.

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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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

November 8, 2006
---------------

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