Form 10-K
period 2006-12-29
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 2007-03-26
CIK 1051830, 1051828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the fiscal year ended December 29, 2006

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

Indicate by check mark if the Registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the Registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes |_| No |X|

Indicate by check mark whether the Registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

(Check one)
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer[X]

Indicate by check mark whether the Registrants are shell companies (as defined in Rule 12b-2 of the Exchange Act). Yes [] No [x]

As of the close of business on June 30, 2006, no voting stock of the Registrants was held by non-affiliates of the Registrants.

As of March 23, 2007, no voting stock of the Registrants was held by non-affiliates of the Registrants.

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

Available Information
---------------------

The Registrants and Merrill Lynch file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy any document we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information on the Public Reference Room. The SEC maintains an internet site that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including the Registrants and Merrill Lynch & Co., Inc.) file electronically with the SEC. The SEC's internet site is www.sec.gov.

Merrill Lynch's internet address is www.ml.com. Merrill Lynch makes available, free of charge, its proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. In addition, the website includes information concerning beneficial ownership of Merrill Lynch's equity securities by its executive officers and directors. Investors can find this information under "SEC Reports" through the investor relations section of the website which can be accessed directly at www.ir.ml.com. These reports are available through the website as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. Additionally, Merrill Lynch's Guidelines for Business Conduct, Code of Ethics for Financial Professionals, Related Party Transactions Policy and charters for the committees of its Board of Directors have been filed as exhibits to SEC reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These documents, along with Merrill Lynch's Corporate Governance Guidelines, are also available on the investor relations section of the website. The information on Merrill Lynch's websites is not incorporated by reference into this Report. Holders of the Registrants' securities may obtain copies of these reports and documents, free of charge, upon written request to Judith A. Witterschein, Corporate Secretary, by mail at Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, NY 10038 or by email at corporate_secretary@ml.com.

ITEM 1A. RISK FACTORS
         ------------
Merrill Lynch & Co., Inc. (the "Company" or "Merrill Lynch") is the sole owner of the Trust common securities. The Trust exists for the exclusive purposes of (i) issuing trust securities, consisting of 7.12% Trust Originated Preferred Securities and trust common securities,representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds of the trust securities in 7.12% Partnership Preferred Securities issued by Merrill Lynch Preferred Funding IV, L.P. (the "Partnership"), and (iii) engaging in only those other activities necessary or incidental thereto.

The Company also is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purposes of (i) issuing its partnership interests, consisting of the Company's general partner interest and the Partnership Preferred Securities,(ii) investing the proceeds thereof in certain eligible securities of the Company and wholly-owned subsidiaries of the Company and certain eligible debt securities, and (iii) engaging in only those other activities necessary or incidental thereto.

In the course of conducting its business operations, the Company could be exposed to a variety of risks that are inherent to the financial services business. A summary of some of the significant risks that could affect the Company's financial condition and results of operations is included in the Company's Annual Report on Form 10-K for the fiscal year ended December 29, 2006 and is incorporated by reference from Exhibit 99.1 to this report.


ITEM 1B. UNRESOLVED STAFF COMMENTS
         -------------------------
None.

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

In addition, no change in the Trust's or the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth fiscal quarter of 2006 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES and SERVICES
          --------------------------------------

The following table presents aggregate fees for audits of the Trust's and the Partnership's financial statements by Deloitte & Touche LLP for the fiscal years ended December 29, 2006 and December 30, 2005. There were no other services rendered by Deloitte & Touche LLP to the Trust and the Parnership in fiscal years ended December 29, 2006 and December 30, 2005.

                                               2006                  2005
                                            -------               -------
              Audit Fee(1)                  $12,200               $12,200

The Audit Committee of the Board of Directors of the Company is responsible for the approval of audit fees for its subsidiaries, which includes the Trust and the Partnership. The Company is the sole owner of the Trust's common securities and the sole general partner of the Partnership. Consistent with SEC rules regarding auditor independence, the Audit Committee of the Company has established a policy governing the provision of audit and non-audit services to the Company and its subsidiaries (Pre-Approval Policy). The description of the Pre-Approval Policy found on page 29 of the Company's 2007 Proxy Statement filed on March 16, 2007 is incorporated herein by reference. You may obtain a copy of the 2007 Proxy Statement on the Company's Investor Relations website at www.ir.ml.com or by written request to Judith A. Witterschein, Corporate Secretary, Merrill Lynch & Co., Inc., 222 Broadway, 17th Floor, New York, New York 10038-2510.

--------------
(1) Audit Fees consisted of fees for the audit and reviews of the Trust's and the Partnership's financial statements filed with the SEC on Forms 10-K and 10-Q, as well as work generally only the independent registered public accounting firm can be reasonably expected to provide, such as comfort letters, consents and review of documents filed with the SEC.

                                     PART IV
                                     -------

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
         ------------------------------------------

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

         4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Bank of New York (1), as guarantee trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement).

         4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement).

         4.7 Form of Subordinated Debenture Indenture between the Company and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3
              (No. 333-16603)).

         4.8 Form of Affiliate Debenture Guarantee Agreement between the Company and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.8 to the Registration Statement).

         4.9  Form of Trust Preferred Security (included in Exhibit 4.2 above).

         4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above).

         4.11 Form of  Subordinated  Debenture  (incorporated  by  reference to
              Exhibit 4.11 to the Registration Statement).

         12* Statement re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions (unaudited).

         23*  Consent of Deloitte & Touche LLP.

         31.1*Rule 13a-14(a) Certification.

         31.2*Rule 13a-14(a) Certification.

         32.1*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         32.2*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.1* Excerpt of Merrill Lynch & Co., Inc. Annual Report on Form 10-K for the fiscal year ended December 29, 2006.



---------------
(1) As used in Item 15 and the Exhibit Index of this Report, "The Bank of New York" means The Bank of New York, a New York banking corporation and successor to the corporate trust business of JPMorgan Chase Bank, N.A., the entity formerly known as JPMorgan Chase Bank, The Chase Manhattan Bank and Chemical Bank(successor by merger to Manufacturers Hanover Trust Company).

* Filed herewith

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                  ITEM 15(1)

FINANCIAL STATEMENTS                                                      PAGE
--------------------                                                      ----

MERRILL LYNCH PREFERRED CAPITAL TRUST IV

     Balance Sheets, December 29, 2006 and December 30, 2005               F-2

     Statements of Earnings, Year Ended December 29, 2006,
          December 30, 2005 and December 31, 2004                          F-3

     Statements of Changes in Stockholders' Equity, Year Ended
          December 29, 2006, December 30, 2005 and December 31, 2004       F-4

     Statements of Cash Flows, Year Ended December 29, 2006,
          December 30, 2005 and December 31, 2004                          F-5

     Notes to Financial Statements                                         F-6

     Report of Independent Registered Public Accounting Firm               F-8

     Supplemental Financial Information (Unaudited)                        F-9


MERRILL LYNCH PREFERRED FUNDING IV, L.P.

     Balance Sheets, December 29, 2006 and December 30, 2005               F-10

     Statements of Earnings, Year Ended December 29, 2006,
          December 30, 2005 and December 31, 2004                          F-11

     Statements of Changes in Partners' Capital, Year Ended
          December 29, 2006, December 30, 2005 and December 31, 2004       F-12

     Statements of Cash Flows, Year Ended December 29, 2006,
          December 30, 2005 and December 31, 2004                          F-13

     Notes to Financial Statements                                         F-14

     Report of Independent Registered Public Accounting Firm               F-16

     Supplemental Financial Information (Unaudited)                        F-17


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
BALANCE SHEETS
(dollars in thousands, except per security amounts)
-------------------------------------------------------------------------------------------------------


                                                              December 29, 2006       December 30, 2005
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
                                                                     ==========              ==========

STOCKHOLDERS' EQUITY

Stockholders' equity:
     Preferred  securities  (7.12%  Trust
         Originated  Preferred   Securities;
         16,000,000 authorized, issued, and
         outstanding; $25 liquidation
         amount per security)                                           400,000                 400,000
     Common securities (7.12% Trust Common
         Securities; 494,880 authorized,
         issued, and outstanding;
         $25 liquidation amount per security)                            12,372                  12,372
                                                                     ----------              ----------
     Total Stockholders' equity                                         412,372                 412,372
                                                                     ----------              ----------

Total Stockholders' Equity                                           $  412,372              $  412,372
                                                                     ==========              ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF EARNINGS
(dollars in thousands)
-------------------------------------------------------------------------------------------------------------------------




                                                                               FOR THE YEAR ENDED
                                                          ---------------------------------------------------------------
                                                          December 29, 2006     December 30, 2005       December 31, 2004
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
                                                                  =========             =========               =========




See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 29, 2006     December 30, 2005       December 31, 2004
                                                         -----------------     -----------------       -----------------


PREFERRED SECURITIES
Balance, beginning and end of period                             $ 400,000             $ 400,000               $ 400,000
                                                                 ---------             ---------               ---------
COMMON SECURITIES
Balance, beginning and end of period                                12,372                12,372                  12,372
                                                                 ---------               -------                 -------

UNDISTRIBUTED EARNINGS
Balance, beginning of period                                             -                     -                       -
Earnings                                                            29,361                29,361                  29,361
Distributions                                                      (29,361)              (29,361)                (29,361)
                                                                 ---------             ---------               ---------
Balance, end of period                                                   -                     -                       -
                                                                 ---------             ---------               ---------

Total Stockholders' Equity                                       $ 412,372             $ 412,372               $ 412,372
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------





                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 29, 2006     December 30, 2005       December 31, 2004
                                                         -----------------     -----------------       -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Earnings                                                        $ 29,361              $ 29,361                $ 29,361
  Decrease in interest receivable from affiliate                         -                     -                   7,341
                                                                  --------              --------                --------
        Cash provided by operating activities                       29,361                29,361                  36,702
                                                                  --------              --------                --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions                                                    (29,361)              (29,361)                (36,702)
                                                                  --------              --------                --------
        Cash used for financing activities                         (29,361)              (29,361)                (36,702)
                                                                  --------              --------                --------

NET CHANGE IN CASH                                                       -                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------              --------                --------
CASH, END OF PERIOD                                               $      -              $      -                $      -
                                                                  ========              ========                ========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at December 29, 2006 December 30,
2005.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 29, 2006
--------------------------------------------------------------------------------


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

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTES TO FINANCIAL STATEMENTS
December 29, 2006
--------------------------------------------------------------------------------

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

5.  RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. The adoption of SAB No. 108 did not have any impact on the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Trustees of Merrill Lynch Preferred Capital Trust IV

We have audited the accompanying balance sheets of Merrill Lynch Preferred Capital Trust IV (the "Trust") as of December 29, 2006 and December 30, 2005, and the related statements of earnings, changes in stockholders' equity and cash flows for each of the three years in the period ended December 29, 2006. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 29, 2006 and December 30, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
March 23, 2007

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Capital Trust IV for 2006 and 2005 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        ------------------------------------------------------------------------------------
                        Dec. 29,   Sept. 29,    June 30,   Mar. 30,   Dec. 30,   Sept. 30,   July 1,  Apr. 1,
                          2006        2006       2006       2006       2005        2005       2005     2005
                        ------------------------------------------------------------------------------------
Total Revenues          $7,340     $7,341      $7,340     $7,340    $7,340     $7,341      $7,340     $7,340

Net Earnings            $7,340     $7,341      $7,340     $7,340    $7,340     $7,341      $7,340     $7,340


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
BALANCE SHEETS
(dollars in thousands)
------------------------------------------------------------------------------------------------




                                                         December 29, 2006     December 30, 2005
                                                         -----------------     -----------------

ASSETS

Investments:
     Affiliate debentures                                       $  480,292            $  480,292
     U.S. Government and agencies                                    4,875                 4,871
                                                                ----------            ----------
     Total investments                                             485,167               485,163
                                                                ----------            ----------

Total Assets                                                    $  485,167            $  485,163
                                                                ==========            ==========

PARTNERS' CAPITAL

Partners' capital:
     Limited partnership interest                                  412,372               412,372
     General partnership interest                                   72,795                72,791
                                                                ----------            ----------
     Total partners' capital                                       485,167               485,163
                                                                ----------            ----------

Total Partners' Capital                                         $  485,167            $  485,163
                                                                ==========            ==========


See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF EARNINGS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                               FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 29, 2006     December 30, 2005       December 31, 2004
                                                         -----------------     -----------------       -----------------


EARNINGS
Interest income:
     Affiliate debentures                                        $  34,197             $  34,197               $  34,197
     U.S. Government and agencies                                      227                   143                      68
                                                                 ---------             ---------               ---------
Earnings                                                         $  34,424             $  34,340               $  34,265
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------



                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 29, 2006     December 30, 2005       December 31, 2004
                                                         -----------------     -----------------       -----------------

LIMITED PARTNER'S CAPITAL
Balance, beginning of period                                     $ 412,372             $ 412,372               $ 412,372
Net income allocated to limited partner                             29,361                29,361                  29,361
Distributions                                                      (29,361)              (29,361)                (29,361)
                                                                 ---------             ---------               ---------
Balance, end of period                                             412,372               412,372                 412,372
                                                                 ---------             ---------               ---------

GENERAL PARTNER'S CAPITAL
Balance, beginning of period                                        72,791                72,782                  72,776
Net income allocated to general partner                              5,063                 4,979                   4,904
Distributions                                                       (5,059)               (4,970)                 (4,898)
                                                                 ---------             ---------               ---------
Balance, end of period                                              72,795                72,791                  72,782
                                                                 ---------             ---------               ---------

TOTAL PARTNERS' CAPITAL                                          $ 485,167             $ 485,163               $ 485,154
                                                                 =========             =========               =========



See Notes to Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
STATEMENTS OF CASH FLOWS
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------




                                                                              FOR THE YEAR ENDED
                                                         ---------------------------------------------------------------
                                                         December 29, 2006     December 30, 2005       December 31, 2004
                                                         -----------------     -----------------       -----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
     Earnings                                                     $ 34,424            $   34,340              $   34,265
     Accretion of U.S. Government and agencies                        (227)                 (143)                    (68)
     Decrease in interest receivable from affiliates                     -                     -                   8,550
                                                                  --------              --------                --------
        Cash provided by operating activities                       34,197                34,197                  42,747
                                                                  --------              --------                --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investment securities                             (9,703)               (9,703)                 (9,703)
     Maturities of investment securities                             9,926                 9,837                   9,765
                                                                  --------              --------                --------
        Cash provided by investing activities                          223                   134                      62
                                                                  --------              --------                --------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Distributions to limited partner                              (29,361)              (29,361)                (36,702)
     Distributions to general partner                               (5,059)               (4,970)                 (6,107)
                                                                  --------              --------                --------
        Cash used for financing activities                         (34,420)              (34,331)                (42,809)
                                                                  --------              --------                --------

NET CHANGE IN CASH                                                       -                     -                       -

CASH, BEGINNING OF PERIOD                                                -                     -                       -
                                                                  --------              --------                --------
CASH, END OF PERIOD                                               $      -              $      -                $      -
                                                                  ========              ========                ========




SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

No distributions were accrued at December 29, 2006 and December 30, 2005.


See Notes to Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2006
--------------------------------------------------------------------------------


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

INVESTMENTS

The Partnership's investment in affiliate debentures which is recorded at cost, and its investment in U.S. Government and agencies, which is recorded at accreted cost and which matures within one year, are classified as available-for-sale, which both approximate fair value.

INCOME TAXES

The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTES TO FINANCIAL STATEMENTS
December 29, 2006
--------------------------------------------------------------------------------


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

5.  RECENT ACCOUNTING DEVELOPMENTS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 ("SAB No. 108") to provide guidance on how the effects of the carryover or reversal of prior year unrecorded misstatements should be considered in quantifying a current year misstatement. The adoption of SAB No. 108 did not have any impact on the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the General Partner and Limited Partner of Merrill Lynch Preferred Funding IV, L.P.

We have audited the accompanying balance sheets of Merrill Lynch Preferred Funding IV, L.P. (the "Partnership") as of December 29, 2006 and December 30, 2005, and the related statements of earnings, changes in partners' capital and cash flows for each of the three years in the period ended December 29, 2006. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 29, 2006 and December 30, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 29, 2006, in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
March 23, 2007

SUPPLEMENTAL FINANCIAL INFORMATION (UNAUDITED)
----------------------------------------------
Quarterly Information
---------------------
The unaudited quarterly results of operations of Merrill Lynch Preferred Funding IV, L.P. for 2006 and 2005 are prepared in conformity with U.S. generally accepted accounting principles and reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results of operations for the periods presented. Results of any interim period are not necessarily indicative of results for a full year.

(dollars in thousands)
-------------------------------------------------------------------------------------------------------------
                                                          For the Quarter Ended
                        -------------------------------------------------------------------------------------
                        Dec. 29,   Sept. 29,    June 30,   Mar. 30,   Dec. 30,   Sept. 30,   July 1,   Apr. 1,
                           2006        2006       2006      2006       2005        2005       2005      2005
                        -------------------------------------------------------------------------------------
Total Revenues          $8,610     $8,611      $8,603     $8,600    $8,593     $8,588      $8,582      $8,577

Net Earnings            $8,610     $8,611      $8,603     $8,600    $8,593     $8,588      $8,582      $8,577

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2007.

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

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant, by Merrill Lynch & Co., Inc. as General Partner, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2007.

Merrill Lynch Preferred Funding IV, L.P.
By:  Merrill Lynch & Co., Inc. as General Partner


        SIGNATURE                                  TITLE
        ---------                                  -----


    /s/ Kathleen Skero                      Vice President and
-----------------------------------------   Controller
       (Kathleen Skero)




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following directors and officers of Merrill Lynch
& Co., Inc., General Partner of the Registrant, in the capacities indicated on the 23rd day of March, 2007.


         SIGNATURE                                  TITLE
         ---------                                  -----



    /s/  E. STANLEY O'NEAL                  Director, Chairman of the Board and
-----------------------------------------   Chief Executive Officer
        (E. Stanley O'Neal)                 (Principal Executive Officer)


     /s/ JEFFREY N. EDWARDS                 Senior Vice President and
-----------------------------------------   Chief Financial Officer
        (Jeffrey N. Edwards)                (Principal Financial Officer)


    /s/ LAURENCE A. TOSI                    Vice President and Finance Director
-----------------------------------------   (Principal Accounting Officer)
       (Laurence A. Tosi)


    /s/ ARMANDO M. CODINA                   Director
-----------------------------------------
        Armando M. Codina


    /s/ VIRGIS W. COLBERT                   Director
-----------------------------------------
       (Virgis W. Colbert)


    /s/ JILL K. CONWAY                      Director
-----------------------------------------
       (Jill K. Conway)


    /s/ ALBERTO CRIBIORE                    Director
 ----------------------------------------
       (Alberto Cribiore)


    /s/ JOHN D. FINNEGAN                    Director
-----------------------------------------
       (John D. Finnegan)


    /s/ JUDITH MAYHEW JONAS                 Director
-----------------------------------------
       (Judith Mayhew Jonas)


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

4.5 Form of Trust Preferred Securities Guarantee Agreement between the Company and The Bank of New York, as guarantee trustee
     (incorporated by reference to Exhibit 4.5 to the Registration
     Statement).

4.6 Form of Partnership Preferred Securities Guarantee Agreement between the Company and The Bank of New York, as guarantee trustee (incorporated by reference to Exhibit 4.6 to the Registration Statement).

4.7  Form of Subordinated Debenture Indenture between the Company and
     The Bank of New York, as trustee (incorporated by reference to Exhibit 4.7 to the Registration Statement on Form S-3 (No. 333-16603)).

4.8  Form of Affiliate Debenture Guarantee Agreement between the
     Company and The Bank of New York, as guarantee trustee
     (incorporated by reference to Exhibit 4.8 to the Registration
     Statement).

4.9  Form of Trust Preferred Security (included in Exhibit 4.2 above).

4.10 Form of Partnership Preferred Security (included in Exhibit 4.4 above).

4.11 Form of Subordinated Debenture (incorporated by reference to Exhibit 4.11 to the Registration Statement).

12* Statement re: Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Securities Distributions (unaudited).

23*  Consent of Deloitte & Touche LLP.

31.1*Rule 13a-14(a) Certification.

31.2*Rule 13a-14(a) Certification.

32.1*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
     Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1*Excerpt of Merrill Lynch & Co., Inc. Annual Report on
     Form 10-K for the fiscal year ended December 29, 2006.

------------------

* Filed herewith