Form 10-Q
period 2007-06-29
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 2007-08-13
CIK 1051830, 1051828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 29, 2007

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

YES ___    NO _X__


As of August 10, 2007 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
---------------------------------------------------------------------------------------------------------------------------



                                                                                          June 29, 2007   December 29, 2006
                                                                                          --------------  -----------------
ASSETS

Investment in affiliate partnership preferred securities                                     $  412,372          $  412,372
Interest receivable from affiliate                                                                7,340                   -
                                                                                             ----------          ----------
Total Assets                                                                                 $  419,712          $  412,372
                                                                                             ==========          ==========

LIABILITY AND STOCKHOLDER'S EQUITY

Distributions payable                                                                        $    7,340          $        -
                                                                                             ----------          ----------

STOCKHOLDERS' EQUITY

Stockholders' equity:

   Preferred securities (7.12% Trust Originated Preferred Securities;
      16,000,000 authorized, issued, and outstanding; $25 liquidation
      amount per security)                                                                   $  400,000          $  400,000

   Common securities (7.12% Trust Common Securities;
      494,880 authorized, issued, and outstanding;
      $25 liquidation amount per security)                                                       12,372              12,372
                                                                                             ----------          ----------
Total Stockholders' Equity                                                                   $  412,372          $  412,372
                                                                                             ----------          ----------
Total Liability and Stockholder's Equity                                                     $  419,712          $  412,372
                                                                                             ==========          ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE THREE MONTHS ENDED
                                                                                        ----------------------------------

                                                                                          June 29, 2007       June 30, 2006
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
                                                                                             ==========         ==========



                                                                                             FOR THE SIX MONTHS ENDED
                                                                                        ----------------------------------

                                                                                          June 29, 2007       June 30, 2006
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
                                                                                             ==========         ==========








See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE SIX MONTHS ENDED
                                                                                          --------------------------------

                                                                                          June 29, 2007       June 30, 2006
                                                                                          -------------      -------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                         $  400,000         $  400,000
                                                                                             ----------         ----------

COMMON SECURITIES

Balance, beginning and end of period                                                             12,372             12,372
                                                                                             ----------         ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                          -                  -
Earnings                                                                                         14,680             14,680
Distributions                                                                                    (7,340)           (14,680)
Distributions payable                                                                            (7,340)                 -
                                                                                             ----------         ----------
Balance, end of period                                                                                -                  -
                                                                                             ----------         ----------


Total Stockholders' Equity                                                                   $  412,372         $  412,372
                                                                                             ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------

                                                                                             FOR THE SIX MONTHS ENDED
                                                                                          --------------------------------

                                                                                          June 29, 2007      June 30, 2006
                                                                                          -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                                  $   14,680         $   14,680
   Interest receivable from affliate                                                             (7,340)                 -
                                                                                             ----------         ----------
      Cash provided by operating activities                                                       7,340             14,680
                                                                                             ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                                 (7,340)           (14,680)
                                                                                             ----------         ----------
      Cash used for financing activities                                                         (7,340)           (14,680)
                                                                                             ----------         ----------

NET CHANGE IN CASH                                                                                    -                  -

CASH, BEGINNING OF PERIOD                                                                             -                  -
                                                                                              ---------           --------
CASH, END OF PERIOD                                                                          $        -         $        -
                                                                                              =========          =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $220, respectively, were accrued at June 29, 2007. No distributions were accrued at June 30, 2006.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 29, 2007
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
------------------------------------------------------------------------------------------------------------------------------



                                                                                          June 29, 2007     December 29, 2006
                                                                                         --------------     -----------------
ASSETS

Investments:
   Affiliate debentures                                                                      $  480,292            $  480,292
   U.S. Government and agencies                                                                   4,875                 4,875
                                                                                             ----------            ----------
   Total investments                                                                            485,167               485,167

Interest receivable from affliate                                                                 8,549                     -
                                                                                             ----------            ----------
Total Assets                                                                                 $  493,716            $  485,167
                                                                                             ==========            ==========

LIABILITY AND PARTNERS' CAPITAL
Distribution payable                                                                         $    8,549            $        -
                                                                                             ----------            ----------

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                              $  412,372            $  412,372
   General partnership interest                                                                  72,795                72,795
                                                                                             ----------            ----------
Total Partners' Capital                                                                      $  485,167            $  485,167
                                                                                             ----------            ----------
Total Liability and Partners' Capital                                                        $  493,716            $  485,167
                                                                                             ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE THREE MONTHS ENDED
                                                                                          --------------------------------
                                                                                          June 29, 2007       June 30, 2006
                                                                                          -------------      -------------
EARNINGS

Interest income:
   Affiliate debentures                                                                      $    8,549         $    8,549
   U.S. Government and agencies                                                                      61                 54
                                                                                             ----------         ----------
Earnings                                                                                     $    8,610              8,603
                                                                                             ==========         ==========


                                                                                             FOR THE SIX MONTHS ENDED
                                                                                          --------------------------------
                                                                                          June 29, 2007       June 30, 2006
                                                                                          -------------       ------------
EARNINGS

Interest income:
   Affiliate debentures                                                                      $   17,098         $   17,098
   U.S. Government and agencies                                                                     123                105
                                                                                             ----------          ---------
Earnings                                                                                     $   17,221         $   17,203
                                                                                             ==========         ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE SIX MONTHS ENDED
                                                                                       -----------------------------------

                                                                                          June 29, 2007       June 30, 2006
                                                                                          -------------      -------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                                 $  412,372         $  412,372
Net income allocated to limited partner                                                          14,680             14,680
Distributions                                                                                    (7,340)           (14,680)
Distributions payable                                                                            (7,340)                 -
                                                                                             ----------         ----------
Balance, end of period                                                                          412,372            412,372
                                                                                             ----------         ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                     72,795             72,791
Net income allocated to general partner                                                           2,541              2,523
Distributions                                                                                    (1,332)            (2,519)
Distributions payable                                                                            (1,209)                 -
                                                                                             ----------         ----------
Balance, end of period                                                                           72,795             72,795
                                                                                             ----------         ----------

TOTAL PARTNERS' CAPITAL                                                                      $  485,167         $  485,167
                                                                                             ==========         ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE SIX MONTHS ENDED
                                                                                          --------------------------------

                                                                                          June 29, 2007       June 30, 2006
                                                                                          -------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                                  $   17,221         $   17,203
   Accretion of interest on securities issued by U.S. Government and agencies                      (123)              (105)
   Interest receivable from affliates                                                            (8,549)                 -
                                                                                             ----------         ----------
      Cash provided by operating activities                                                       8,549             17,098
                                                                                             ----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities                                                             (4,852)            (4,852)
   Maturities of Investment Securities                                                            4,975              4,953
                                                                                             ----------         ----------
      Cash provided by investing activities                                                         123                101
                                                                                             ----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                             ( 7,340)           (14,680)
   Distributions to general partner                                                              (1,332)            (2,519)
                                                                                              ---------          ----------
      Cash used for financing activities                                                         (8,672)           (17,199)
                                                                                             ----------         ----------

NET CHANGE IN CASH                                                                                    -                  -

CASH, BEGINNING OF PERIOD                                                                             -                  -
                                                                                             ----------         ----------
CASH, END OF PERIOD                                                                          $        -         $        -
                                                                                             ==========         ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

A distribution of $8,549 was accrued at June 29, 2007.
No distribution was accrued at June 30, 2006.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
June 29, 2007
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the second fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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


                               MERRILL LYNCH PREFERRED CAPITAL TRUST IV*

                               By: /s/ MARLENE DEBEL
                                   ---------------------------------------------
                               Name:   Marlene Debel
                               Title:  Regular Trustee


                               MERRILL LYNCH PREFERRED FUNDING IV, L.P.*


                               By: MERRILL LYNCH & CO., INC., as General Partner

                               By: /s/ GARY CARLIN
                                   ---------------------------------------------
                               Name:   Gary Carlin
                               Title:  Controller, Merrill Lynch & Co., Inc.

August 10, 2007
---------------

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