Form 10-Q
period 2007-09-28
MERRILL LYNCH PREFERRED CAPITAL TRUST IV; MERRILL LYNCH PREFERRED FUNDING IV LP
filed 2007-11-09
CIK 1051830, 1051828

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended September 28, 2007

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

YES ___    NO _X__


As of November 9, 2007 no common stock was held by non-affiliates of the Registrants.
================================================================================

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.   FINANCIAL STATEMENTS (Unaudited)
          --------------------

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED BALANCE SHEETS (unaudited)
(dollars in thousands, except per security amounts)
--------------------------------------------------------------------------------------------------------------------------------



                                                                                          September 28, 2007   December 29, 2006
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
                                                                                             ==========          ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                 FOR THE THREE MONTHS ENDED
                                                                                             ----------------------------------

                                                                                          September 28, 2007  September 29, 2006
                                                                                          ------------------  ------------------
EARNINGS

Interest on affiliate partnership preferred securities                                       $    7,340          $    7,341
                                                                                             ==========          ==========



                                                                                                 FOR THE NINE MONTHS ENDED
                                                                                             ----------------------------------

                                                                                          September 28, 2007  September 29, 2006
                                                                                          ------------------  ------------------
EARNINGS

Interest on affiliate partnership preferred securities                                       $   22,020         $    22,021
                                                                                             ==========          ==========








See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                FOR THE NINE MONTHS ENDED
                                                                                             --------------------------------

                                                                                          September 28, 2007  September 29, 2006
                                                                                          ------------------  ------------------
PREFERRED SECURITIES

Balance, beginning and end of period                                                         $  400,000          $  400,000
                                                                                             ----------          ----------

COMMON SECURITIES

Balance, beginning and end of period                                                             12,372              12,372
                                                                                             ----------          ----------

UNDISTRIBUTED EARNINGS

Balance, beginning of period                                                                          -                   -
Earnings                                                                                         22,020              22,021
Distributions                                                                                   (14,680)            (14,680)
Distributions payable                                                                            (7,340)             (7,341)
                                                                                             ----------          ----------
Balance, end of period                                                                                -                   -
                                                                                             ----------          ----------


Total Stockholders' Equity                                                                   $  412,372          $  412,372
                                                                                             ==========          ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED CAPITAL TRUST IV
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                 FOR THE NINE MONTHS ENDED
                                                                                              --------------------------------

                                                                                          September 28, 2007  September 29, 2006
                                                                                          ------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                                  $   22,020          $   22,021
   Interest receivable from affliate                                                             (7,340)             (7,341)
                                                                                             ----------          ----------
      Cash provided by operating activities                                                      14,680              14,680
                                                                                             ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions                                                                                (14,680)           (14,680)
                                                                                             ----------          ----------
      Cash used for financing activities                                                        (14,680)            (14,680)
                                                                                             ----------          ----------

NET CHANGE IN CASH                                                                                    -                   -

CASH, BEGINNING OF PERIOD                                                                             -                   -
                                                                                              ---------            --------
CASH, END OF PERIOD                                                                          $        -          $        -
                                                                                              =========           =========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:

Preferred and common distributions of $7,120 and $220, respectively, were accrued at September 28, 2007. Preferred and common distributions of $7,120 and $221, respectively, were accrued at September 29, 2006.



See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED CAPITAL TRUST IV
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 28, 2007
-------------------------------------------------------------------------------


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


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED BALANCE SHEETS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------



                                                                                          September 28, 2007   December 29, 2006
                                                                                         -------------------   -----------------
ASSETS

Investments:
   Affiliate debentures                                                                      $  480,292            $  480,292
   U.S. Government and agencies                                                                   4,936                 4,875
                                                                                             ----------            ----------
   Total investments                                                                            485,228               485,167

Interest receivable from affliate                                                                 8,549                 8,550
                                                                                             ----------            ----------
Total Assets                                                                                 $  493,777            $  485,167
                                                                                             ==========            ==========

LIABILITY AND PARTNERS' CAPITAL
Distribution payable                                                                         $    8,549            $        -
                                                                                             ----------            ----------

PARTNERS' CAPITAL

Partners' capital:
   Limited partnership interest                                                              $  412,372            $  412,372
   General partnership interest                                                                  72,856                72,795
                                                                                             ----------            ----------
Total Partners' Capital                                                                      $  485,228            $  485,167
                                                                                             ----------            ----------
Total Liability and Partners' Capital                                                        $  493,777           $  485,167
                                                                                             ==========            ==========

See Note to Condensed Financial Statements



MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF EARNINGS  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------


                                                                                                FOR THE THREE MONTHS ENDED
                                                                                             --------------------------------
                                                                                          September 28, 2007  September 29, 2006
                                                                                          ------------------  ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                      $    8,549            $    8,550
   U.S. Government and agencies                                                                      61                    61
                                                                                             ----------            ----------
Earnings                                                                                     $    8,610                 8,611
                                                                                             ==========            ==========


                                                                                               FOR THE NINE MONTHS ENDED
                                                                                            --------------------------------
                                                                                          September 28, 2007  September 29, 2006
                                                                                          ------------------  ------------------
EARNINGS

Interest income:
   Affiliate debentures                                                                      $   25,647            $   25,648
   U.S. Government and agencies                                                                     184                   166
                                                                                             ----------             ---------
Earnings                                                                                     $   25,831            $   25,814
                                                                                             ==========            ==========




See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CHANGES IN PARTNERS' CAPITAL  (unaudited)
(dollars in thousands)
--------------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                       -----------------------------------

                                                                                          September 28, 2007  September 29, 2006
                                                                                          ------------------  ------------------
LIMITED PARTNER'S CAPITAL

Balance, beginning of period                                                                 $  412,372            $  412,372
Net income allocated to limited partner                                                          22,020                22,021
Distributions                                                                                   (14,680)              (14,680)
Distributions payable                                                                            (7,340)               (7,341)
                                                                                             ----------            ----------
Balance, end of period                                                                          412,372               412,372
                                                                                             ----------            ----------


GENERAL PARTNER'S CAPITAL

Balance, beginning of period                                                                     72,795                72,791
Net income allocated to general partner                                                           3,811                 3,793
Distributions                                                                                    (2,541)               (2,519)
Distributions payable                                                                            (1,209)               (1,209)
                                                                                             ----------            ----------
Balance, end of period                                                                           72,856                72,856
                                                                                             ----------            ----------

TOTAL PARTNERS' CAPITAL                                                                      $  485,228            $  485,228
                                                                                             ==========            ==========

See Note to Condensed Financial Statements


MERRILL LYNCH PREFERRED FUNDING IV, L.P.
CONDENSED STATEMENTS OF CASH FLOWS  (unaudited)
(dollars in thousands)
---------------------------------------------------------------------------------------------------------------------------------


                                                                                             FOR THE NINE MONTHS ENDED
                                                                                          --------------------------------

                                                                                          September 28, 2007   September 29, 2006
                                                                                          ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Earnings                                                                                  $   25,831            $   25,814
   Accretion of interest on securities issued by U.S. Government and agencies                      (184)                 (166)
   Interest receivable from affliates                                                            (8,549)               (8,550)
                                                                                             ----------            ----------
      Cash provided by operating activities                                                      17,098                17,098
                                                                                             ----------            ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Investment Securities                                                             (4,852)              (4,852)
   Maturities of Investment Securities                                                            4,975                 4,953
                                                                                             ----------            ----------
      Cash provided by investing activities                                                         123                   101
                                                                                             ----------            ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to limited partner                                                             (14,680)             (14,680)
   Distributions to general partner                                                              (2,541)              (2,519)
                                                                                              ---------            ----------
      Cash used for financing activities                                                        (17,221)             (17,199)
                                                                                             ----------            ----------

NET CHANGE IN CASH                                                                                    -                     -

CASH, BEGINNING OF PERIOD                                                                             -                     -
                                                                                             ----------            ----------
CASH, END OF PERIOD                                                                          $        -            $        -
                                                                                             ==========            ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Distributions of $8,549 and $8,550 were accrued at September 28, 2007 and September 29, 2006, respectively.


See Note to Condensed Financial Statements

MERRILL LYNCH PREFERRED FUNDING IV, L.P.
NOTE TO CONDENSED FINANCIAL STATEMENTS  (unaudited)
September 28, 2007
--------------------------------------------------------------------------------



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

In addition, no change in the Trust's and the Partnership's internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the third fiscal quarter of 2007 that has materially affected, or is reasonably likely to materially affect, the Trust's or the Partnership's internal control over financial reporting.

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

November 9, 2007
----------------

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